Form 10-Q
period 1996-06-29
HARRIS CHEMICAL NORTH AMERICA INC
filed 1996-08-12
CIK 910711

- - ------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10 - Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 29, 1996

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to


                      Commission file number 33-67546


                      HARRIS CHEMICAL NORTH AMERICA, INC.
           (Exact name of registrant as specified in its charter)


                                  DELAWARE
                      (State or other jurisdiction of
                      incorporation or organization)

                          399 PARK AVENUE, 32nd FLOOR
                            NEW YORK, NEW YORK 10022
                    (Address of principal executive offices)
                                  (Zip Code)

                                  48-1135402
                    (I.R.S. Employer Identification Number)

                               (212) 207-6400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes (X)   No ( )

The number of shares outstanding of the registrant's Common stock at June 29, 1996 was 1,000 shares. All of such shares are owned by Harris Chemical Group, Inc.





- - ------------------------------------------------------------------------------

                HARRIS CHEMICAL NORTH AMERICA, INC.

           FORM 10-Q For the Quarter ended June 29, 1996

                               Index

                                                          Page #
                                                          ------
PART I   Financial Information

Item 1   Financial Statements                                3

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 14

PART II  Other Information

Item 1   Legal Proceedings                                   20

Item 6   Exhibits and Reports on Form 8-K                    20

Signature Page                                               20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                     HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    (in thousands) (Unaudited)

                                                  June 24,       March 30,     June 29,
                                                    1995           1996          1996
                                                -------------   ----------   -------------
                   ASSETS
Current assets:
  Cash and cash equivalents.................... $    -          $   9,093    $    -
  Trade accounts receivable, less allowance for
  doubtful accounts of $1,224 at June 24, 1995,
  $2,336 at March 30, 1996 and $1,143 at
  June 29, 1996................................    65,959         109,542       77,413
  Other receivables............................     7,321           9,572        6,455
  Inventories..................................   103,874         103,255      117,210
  Deferred income taxes........................     8,755           6,235        6,181
  Other........................................     4,378           4,787        7,735
                                                ----------      ----------   ----------
    Total current assets.......................   190,287         242,484      214,994
Property, plant and equipment..................   395,821         403,286      395,956
Investments....................................    13,626           1,989        1,989
Deferred financing costs.......................    27,147          23,840       22,931
Other..........................................     2,761           6,374        6,193
                                                ----------      ----------   ----------
    Total assets............................... $ 629,642       $ 677,973    $ 642,063
                                                ==========      ==========   ==========
      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current portion of long-term debt............ $   7,494       $   6,788    $   6,653
  Accounts payable.............................    50,758          66,301       59,262
  Accrued expenses.............................    18,191          19,442       18,480
  Accrued salaries and wages...................    11,444          13,658       14,762
  Accrued interest.............................    11,541          24,234       23,790
  Income taxes payable.........................       667           1,181          728
                                                ----------      ----------   ----------
    Total current liabilities..................   100,095         131,604      123,675
Long-term debt, net of current portion.........   755,326         785,470      775,989
Deferred income taxes..........................    21,380          22,865       22,077
Other noncurrent liabilities...................    20,226          18,964       16,294
Commitments and contingencies
Common stockholder's deficit:
  Common stock, at par.........................       -               -            -
  Additional paid in capital...................   107,253         103,441      103,441
  Cumulative translation adjustment............      (547)         (3,343)      (3,341)
  Common stockholder's receivable..............    (3,742)         (3,083)      (3,035)
  Accumulated deficit..........................  (370,349)       (377,945)    (393,037)
                                                ----------      ----------   ----------
    Total common stockholder's deficit.........  (267,385)       (280,930)    (295,972)
                                                ----------      ----------   ----------
    Total liabilities and stockholder's
      deficit.................................. $ 629,642       $ 677,973    $ 642,063
                                                ==========      ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands)
                                      (Unaudited)

                                             Thirteen weeks ended
                                           -------------------------
                                             June 24,      June 29,
                                               1995          1996
                                           ----------     ----------
Net sales................................  $  87,379      $  99,581
Cost of sales............................     76,896         81,478
                                           ----------     ----------
    Gross profit.........................     10,483         18,103

Selling, general and
  administrative expense ................     14,232         13,965
                                           ----------     ----------
    Operating income.....................     (3,749)         4,138

Other income (expense):
  Interest expense.......................    (20,042)       (20,533)
  Foreign currency
    transaction gain (loss)..............      1,310            (31)
  Other, net.............................      1,031          1,265
                                           ----------     ----------
    Loss before income
      taxes..............................    (21,450)       (15,161)
Benefit for income taxes.................       (304)           (69)
                                           ----------     ----------
    Net loss.............................  $ (21,146)     $ (15,092)
                                           ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                  HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (Unaudited)

                                                           Thirteen weeks ended
                                                         -------------------------
                                                          June 24,       June 29,
                                                            1995            1996
                                                         ----------     ----------
Cash flows from operating activities:
  Net loss.............................................  $ (21,146)     $ (15,092)
  Adjustments to reconcile net loss to net cash flows
  from operating activities:
    Depreciation.......................................     13,592         15,042
    Finance fees amortization..........................      1,259          1,347
    Operating amortization.............................        180            195
    Accreted interest..................................      5,829            -
    Deferred income taxes..............................       (379)          (673)
    Unrealized foreign currency transaction loss (gain)      1,441           (230)
    Loss (gain) on disposal of property, plant and
      equipment........................................        -               10
    Changes in operating assets and liabilities:
      Receivables......................................     27,439         35,246
      Inventories......................................    (15,995)       (14,212)
      Other assets.....................................       (525)        (2,886)
      Accounts payable, accrued expenses and other
        noncurrent liabilities.........................    (25,148)        (6,804)
      Increase (decrease) in checks outstanding in
        excess of cash balances .......................        421         (3,497)
                                                         ----------     ----------
        Net cash provided by (used in) operating
          activities...................................    (13,032)         8,446
                                                         ----------     ----------
Cash flows from investing activities:
  Capital expenditures.................................     (6,872)        (6,501)
  Capitalized interest.................................       (885)        (1,128)
  Proceeds from sales of property, plant and
    equipment..........................................        -               20
  Other................................................       (827)           -
                                                         ----------     ----------
        Net cash used in investing activities..........     (8,584)        (7,609)
                                                         ----------     ----------
Cash flows from financing activities:
  Revolver borrowings..................................     31,000         72,173
  Revolver payments....................................    (14,000)       (80,044)
  Principal payments on other long-term debt, including
    capital leases.....................................     (1,060)        (1,663)
  Capitalized finance costs............................        -             (455)
  Receivable from HCG..................................       (462)            48
  Other................................................        485            -
                                                         ----------     ----------
        Net cash provided by (used in) financing
          activities...................................     15,963         (9,941)
                                                         ----------     ----------
Effect of exchange rate changes on cash................          5             11
                                                         ----------     ----------

                  HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
                                    (in thousands)
                                      (Unaudited)
                                                           Thirteen weeks ended
                                                         -------------------------
                                                          June 24,       June 29,
                                                            1995            1996
                                                         ----------     ----------
        Net decrease in cash...........................     (5,648)        (9,093)
Cash and cash equivalents, beginning of period.........      5,648          9,093
                                                         ----------     ----------
Cash and cash equivalents, end of period...............  $     -        $     -
                                                         ==========     ==========
Supplemental disclosure of noncash activities:
  Inventory trade agreement:
    Inventory sold under trade agreement...............  $     269      $   1,271
    Inventory purchased under trade agreement..........       (530)        (1,785)
                                                         ----------     ----------
      Inventory payable under trade agreement..........  $    (261)      $   (514)
                                                         ==========     ==========
  Assets acquired under capital leases.................  $     335      $      75
                                                         ==========     ==========

      The accompanying notes are an integral part of the financial statements.

           HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Basis of Presentation:

    The accompanying financial statements have not been audited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ("FY") ended March 30, 1996 included in the Company's FY 1996 Form 10-K filed with the Securities and Exchange Commission on July 15, 1996. The balance sheet as of June 24, 1995 is presented to assist in understanding the impact of seasonal fluctuations on the financial condition of the Company. Certain reclassifications have been made to the prior year statement of operations and statement of cash flows to conform with the current year presentation.

2.  Organization:

    The consolidated financial statements include the consolidated accounts of: Harris Chemical North America, Inc. ("Harris") and its wholly owned subsidiaries, consisting principally of North American Chemical Company ("NACC"), NAMSCO Inc. ("NAMSCO") and its wholly owned subsidiaries North American Salt Company ("NASC") and Sifto Canada Inc. ("Sifto"), and GSL Corporation ("GSL") and its wholly owned subsidiary Great Salt Lake Minerals Corporation ("GSLMC"). Harris and its direct and indirect subsidiaries are collectively referred to as the "Company." Harris is a wholly owned subsidiary of Harris Chemical Group, Inc. ("HCG").

3.  Details of Inventory and Net Property:

    Inventories (in thousands):

    Inventories are stated at the lower of cost or market, and consist of the following:
                                June 24,      March 30,     June 29,
                                  1995          1996          1996
                               ---------      --------     ---------
Finished goods................ $  72,736      $ 68,951     $  84,416
Raw materials and supplies....    31,138        34,304        32,794
                               ---------      --------     ---------
Total inventories............. $ 103,874      $103,255     $ 117,210
                               =========      ========     =========

Property, Plant & Equipment (in thousands):

                                June 24,      March 30,     June 29,
                                  1995          1996          1996
                               ---------      ---------    ---------
At cost....................... $ 622,981      $ 666,995    $ 674,652
Less accumulated depreciation
and amortization..............   227,160        263,709      278,696
                               ---------      ---------    ---------
Net property, plant and
equipment..................... $ 395,821      $ 403,286    $ 395,956
                               =========      =========    =========

4.  Income Taxes:

    The financial statements for the thirteen weeks ended June 29, 1996 reflect a $69,000 income tax benefit arising from a $15,161,000 loss before provision for income taxes. The net benefit is due to Sifto's current operating loss, offset by current U.S. alternative minimum tax. A $304,000 income tax benefit was recorded in the first quarter of the prior year for the same reason.
    The Company believes Sifto's Canadian net operating loss carryforwards will be fully utilized in the near future and as a result, the Company has recognized the associated tax benefits. The Company believes that some uncertainty exists with the future utilization of its U.S. net operating loss carryforwards. Therefore, in accordance with SFAS 109, the Company has recorded a valuation allowance against deferred income tax assets and has not recognized any income tax benefits associated with its U.S. current year loss.

5.  Subsequent Events:

    Sale and Leaseback of Argus Utilities:

    In July 1996, NACC entered into an agreement for the sale and leaseback of an electric and steam generating facility associated with its Searles Valley soda ash facilities (the "Argus Utilities"). Under the terms of the agreement the Argus Utilities were sold to two institutional investors for $75 million, approximately $70.0 million in cash, net of related expenses and taxes. The initial term of the lease will be for approximately 13 years with a two-to-fifteen year reduced rate renewal option. After expiration of the reduced rate renewal period there will be three fair market renewal options of up to 5 years each. The Company has provided a guarantee for the performance of NACC's obligations under the lease and related agreements. In addition, during the initial term of the lease NACC has provided a letter of credit of approximately $15 million as additional credit support. The Company has also agreed to certain covenants, including maintaining access to adequate working capital, meeting fixed charge and interest coverage ratios, and restrictions on asset dispositions and mergers. Proceeds were used to provide the Company with additional liquidity by reducing the outstanding balance under its revolving credit agreement. The transaction will be accounted for as a financing transaction during the initial and reduced rate rental periods.

    ECMC Prepayment:

    As part of the original NACC acquisition, NACC assumed the seller's obligation under the Emission Controls, Maintenance and Construction Agreement ("ECMC") with a provider of steam. Under the agreement, NACC must maintain certain emission standards and construct environmental upgrades (if required). In consideration of the foregoing, NACC receives annual payments ranging from $1.3 million to $7.5 million through 2015.

    NACC has reached an agreement in principle whereby the steam provider would prepay a portion of the amounts due under the ECMC Agreement. The agreement provides that NACC would receive $22.8 million in cash and approximately $2.7 million of debt owed by NACC will be forgiven. The present value of the ECMC payment streams being prepaid, including the forgiveness of debt, reflects an effective discount rate of approximately 10.8%. The prepayment and related forgiveness of debt will be recorded as deferred revenue and amortized over the remaining life of the ECMC Agreement.

    The agreement also provides for the sale by NACC of certain land, which the steam provider currently leases from NACC, for $0.4 million in cash.

6.  Condensed Consolidating Financial Statements:

    Separate condensed consolidating financial statements of certain subsidiaries of the Company are presented below. Except for Sifto, which is domiciled in Canada, all subsidiaries of Harris are domiciled in the United States. In order to present the financial statements of Sifto separately, the financial statements of NAMSCO present the investment in Sifto using the cost method.

    Separate financial statements of the subsidiaries of Harris which have guaranteed Harris' and Sifto's outstanding public debt (the "Guarantors"), including NACC, North American Terminals, Inc., NAMSCO, NASC, Carey Salt Company, The Hutchinson & Northern Railway Company, GSL, GSLMC and White River Nahcolite Limited Liability Co. are not included for the following reasons:
(i) pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to Harris' and Sifto's outstanding public debt,
(ii) the aggregate assets, liabilities, earnings and equity of the Guarantors and Sifto are substantially equal to the assets, liabilities, earnings and equity of Harris on a consolidated basis and (iii) accordingly, Harris does not believe that separate full financial statements concerning the Guarantors and Sifto are material to investors. Financial statements of the subsidiaries of Harris which are not Guarantors are not presented separately as these companies are immaterial.

                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                       June 24, 1995
                                      (in thousands)

                      NACC      GSL     NAMSCO    SIFTO     HCNA    Eliminations Consolidated
                   --------- -------- --------- --------- --------- ------------ ------------
Cash.............. $     -   $    -   $     -   $     -   $   7,254 $  (7,254)   $    -
Receivables.......    40,214    8,909    17,531     6,626       -         -         73,280
Inventories.......    41,007   11,816    35,455    16,466       -        (870)     103,874
Other current
 assets...........     8,572      842     1,864     1,638       217       -         13,133
Property, plant
 equipment, net...   222,882   40,906    63,839    68,194       -         -        395,821
Investment in
 Sifto............      -         -       2,513       -         -      (2,513)         -
Other.............    13,015       67     1,866     3,440   346,943  (321,797)      43,534
                   --------- -------- --------- --------- --------- ----------   ---------
 Total assets..... $ 325,690 $ 62,540 $ 123,068 $  96,364 $ 354,414 $(332,434)   $ 629,642
                   ========= ======== ========= ========= ========= ==========   =========
Total current
 liabilities...... $  56,196 $  9,821 $  12,830 $  18,846 $   9,918 $  (7,516)   $ 100,095
Long-term debt....    51,719   10,247    20,941   100,952   571,467       -        755,326
Other noncurrent
 liabilities......    62,719  (16,293)   (3,854)  (28,420)   40,414   (12,960)      41,606
Total common
 stockholder's
 equity (deficit).   155,056   58,765    93,151     4,986  (267,385) (311,958)    (267,385)
                   --------- -------- --------- --------- ---------- ---------   ----------
Total liabilities
 and common
 stockholder's
 equity (deficit). $ 325,690 $ 62,540 $ 123,068 $  96,364 $ 354,414 $(332,434)   $ 629,642
                   ========= ======== ========= ========= ========= ==========   =========

                        CONDENSED CONSOLIDATING BALANCE SHEETS
                                    June 29, 1996
                                   (in thousands)
                      NACC      GSL     NAMSCO    SIFTO     HCNA    Eliminations Consolidated
                   --------- -------- --------- --------- --------- ------------ ------------
Cash.............. $   -     $    -   $    -    $    -    $   4,578 $  (4,578)   $    -
Receivables.......    46,211    8,031    20,164     8,623       839       -         83,868
Inventories.......    47,431   21,444    33,953    16,715       -      (2,333)     117,210
Other current
 assets...........     9,157      369    (2,680)    6,468       602       -         13,916
Property, plant
 equipment, net...   229,613   41,012    62,943    62,388       -         -        395,956
Investment in
 Sifto............      -        -        2,513      -          -      (2,513)        -
Other.............     5,193       53     2,184     2,780   365,178  (344,275)      31,113
                   --------- -------- --------- --------- --------- ----------   ---------
 Total assets..... $ 337,605 $ 70,909 $ 119,077 $  96,974 $ 371,197 $(353,699)   $ 642,063
                   ========= ======== ========= ========= ========= ==========   =========
Total current
 liabilities...... $  52,628 $ 10,213 $  24,415 $  17,986 $  23,073 $  (4,640)   $ 123,675
Long-term debt....    55,736    8,126    17,853   109,274   585,000      -         775,989
Other noncurrent
liabilities......     80,222  (12,241)  (32,256)  (34,799)   59,096   (21,651)      38,371
Total common
 stockholder's
 equity (deficit).   149,019   64,811   109,065     4,513  (295,972) (327,408)    (295,972)
                   --------- -------- --------- --------- ---------  ---------   ----------
Total liabilities
 and common
 stockholder's
 equity (deficit). $ 337,605 $ 70,909 $ 119,077 $  96,974 $ 371,197 $(353,699)   $ 642,063
                   ========= ======== ========= ========= ========= ==========   =========

                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                             For the Thirteen Weeks Ended June 24, 1995
                                           (in thousands)

                     NACC       GSL     NAMSCO     SIFTO     HCNA    Eliminations  Consolidated
                   --------  --------  --------  --------  --------  ------------  ------------
Net Sales......... $ 46,099  $ 15,921  $ 23,679  $ 14,575  $    -    $(12,895)     $  87,379
Cost of sales.....   46,214    12,556    18,897    11,740       -     (12,511)        76,896
                   --------  --------  --------  --------  --------  ---------     ---------
 Gross profit.....     (115)    3,365     4,782     2,835       -        (384)        10,483
Selling and
 administrative...    5,539     1,305     4,263     2,839       286       -           14,232
                   --------  --------  --------  --------  --------  ---------     ---------
 Operating income
 (loss)...........   (5,654)    2,060       519        (4)     (286)     (384)        (3,749)
Interest expense..      (43)      (36)     (145)   (2,401)  (17,417)      -          (20,042)
Other income
(expense).........    1,143     1,577    (1,704)    1,326    (3,443)    3,442          2,341
                   --------  --------  ---------  -------  --------  ---------     ---------
 Income (loss)
 before taxes.....   (4,554)    3,601    (1,330)   (1,079)  (21,146)    3,058        (21,450)
Income taxes......     -          660    (1,683)     (529)     -        1,248           (304)
                   --------  --------  --------  --------  --------  ---------     ----------
 Net income
 (loss)........... $ (4,554)  $ 2,941  $    353  $   (550) $(21,146) $  1,810      $ (21,146)
                   ========  ========  ========  ========  ========  =========     ==========



                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                             For the Thirteen Weeks Ended June 29, 1996
                                           (in thousands)

                     NACC       GSL     NAMSCO     SIFTO     HCNA    Eliminations Consolidated
                   --------  --------  --------  --------  --------  ------------ ------------
Net Sales......... $ 52,716  $ 15,201  $ 26,158  $ 20,261  $   -     $ (14,755)   $  99,581
Cost of sales.....   44,505    13,379    19,807    16,877      -       (13,090)      81,478
                   --------  --------  --------  --------  --------  ----------   ---------
 Gross profit.....    8,211     1,822     6,351     3,384      -        (1,665)      18,103
Selling and
 administrative...    4,896     1,434     3,870     3,464       301       -          13,965
                   --------  --------  --------  --------  --------  ----------   ---------
 Operating income
 (loss)...........    3,315       388     2,481       (80)     (301)    (1,665)       4,138
Interest expense..      474       (63)     (150)   (2,540)  (18,254)      -         (20,533)
Other income
(expense).........    1,366     1,633    (1,755)      (10)    3,463     (3,463)       1,234
                   --------  --------  --------- --------  --------  ----------   ---------
 Income (loss)
 before taxes.....    5,155     1,958       576    (2,630)  (15,092)    (5,128)     (15,161)
Income taxes......     -         (154)      265      (294)     -           114          (69)
                   --------  --------  --------  --------  --------- ----------   ----------
 Net income
 (loss)........... $  5,155  $  2,112  $    311  $ (2,336) $(15,092) $  (5,242)   $ (15,092)
                   ========  ========  ========  ========= ========= ==========   ==========

                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               For the Thirteen Weeks Ended June 24, 1995
                                              (in thousands)

                     NACC      GSL     NAMSCO     SIFTO     HCNA    Eliminations Consolidated
                   --------  -------  --------  --------- --------  ------------ ------------
Net operating
activities........ $ (2,729) $(8,488) $  4,209  $ (4,797) $(8,019)  $   6,792    $(13,032)
                   --------  -------- --------  --------- --------  ----------   ---------
Investing:
 Capital
 expenditures.....   (3,799)    (440)   (1,879)     (754)     -           -        (6,872)
 Capitalized
 interest.........     (885)     -         -         -        -           -          (885)
 Proceeds from
 sales............      -        -         -         -        -           -           -
 Other............     (827)     -         -         -        524        (524)       (827)
                   --------- -------- --------- --------- --------  ----------   ---------
  Net investing...   (5,511)    (440)   (1,879)     (754)     524        (524)     (8,584)
                   --------- -------- --------- --------- --------  ----------   ---------
Financing:
 Borrowings.......   10,000   11,000    10,000       -        -           -        31,000
 Repayments.......   (1,760)  (2,072)  (11,126)     (102)     -           -       (15,060)
 Other............      -        -          43       -      2,898      (2,918)         23
                   --------- -------- --------- --------- --------  ----------   ---------
  Net financing...    8,240    8,928    (1,083)     (102)   2,898      (2,918)     15,963
                   --------- -------- --------- --------- --------  ----------   ---------
Exchange rate
changes...........      -        -         -           5      -           -             5
                   --------- -------- --------- --------- --------  ----------   ---------
  Net decrease in
  cash............      -        -       1,247    (5,648)  (4,597)       3,350     (5,648)
Cash beginning....      -        -      (1,247)    6,895      -           -         5,648
                   --------- -------- --------- --------- --------  ----------   ---------
Cash ending....... $    -     $  -    $    -     $ 1,247  $(4,597)   $   3,350    $    -
                   ========= ======== ========= ========= ========  ==========   =========





















                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Thirteen Weeks Ended June 29, 1996
                                             (in thousands)
                     NACC      GSL     NAMSCO     SIFTO     HCNA    Eliminations Consolidated
                   --------  -------- --------- --------- --------- ------------ ------------
Net operating
activities........ $ 12,662  $ 5,544 $   9,162  $  3,542  $(16,771) $  (5,693)   $  8,446
                   --------  -------- --------- --------- --------- ----------   ---------
Investing:
 Capital
 expenditures.....   (2,229)  (1,307)   (2,531)     (434)      -          -        (6,501)
 Capitalized
 interest.........   (1,128)     -         -         -         -          -        (1,128)
 Proceeds from
 sales............       20      -         -         -         -          -            20
 Other............      -        -         -         -      (3,465)     3,465         -
                   --------- -------- --------- --------- --------- ----------   ---------
  Net investing...   (3,337)  (1,307)   (2,531)     (434)   (3,465)     3,465      (7,609)
                   --------- -------- --------- --------- --------- ----------   ---------
Financing:
 Borrowings.......    9,986   21,995    14,001    26,191       -          -        72,173
 Repayments.......   (3,171) (22,649)  (38,257)  (17,630)      -          -       (81,707)
 Other............  (16,140)  (3,583)   17,625   (20,773)   22,403         61        (407)
                   --------- -------- --------- --------- --------- ----------   ---------
  Net financing...   (9,325)  (4,237)   (6,631)  (12,212)   22,403         61      (9,941)
                   --------- -------- --------- --------- --------- ----------   ---------
Exchange rate
changes...........      -        -         -          11       -          -            11
                   --------- -------- --------- --------- --------- ----------   ---------
Net decrease in
cash..............      -        -         -      (9,093)    2,167     (2,167)     (9,093)
Cash beginning....      -        -         -       9,093     2,411     (2,411)      9,093
                   --------- -------- --------- --------- --------- ----------   ---------
Cash ending....... $    -    $   -    $    -    $    -    $  4,578  $  (4,578)   $    -
                   ========= ======== ========= ========= ========= ==========   =========

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Thirteen Weeks Ended June 29, 1996 Compared With Thirteen Weeks Ended June 24, 1995

    Net sales for the thirteen weeks ended June 29, 1996 (the "First Quarter FY 1997") were $99.6 million compared to $87.4 million for the thirteen weeks ended June 24, 1995 (the "First Quarter FY 1996").

    The following table presents the average price per ton, volume and net sales by major product line for the First Quarter FY 1997 compared to the First Quarter FY 1996. The average price is not indicative of the different prices for separate products within a category and is affected by changes in the product mix.


                                    Thirteen Weeks Ended
                               -----------------------------------
                                  June 24,               June 29,
                                   1995                   1996
                               -------------         -------------
SALT
Volume (000's tons)...........   1,073.2               1,261.4
Price/Ton.....................    $29.49                $27.97
Net Sales ($000's)............   $31,644               $35,287

SODA PRODUCTS
Volume (000's tons)...........     315.4                 345.3
Price/Ton.....................    $75.98                $90.32
Net Sales ($000's)............   $23,965               $31,186

BORON CHEMICALS
Volume (000's tons)...........      37.5                  36.6
Price/Ton.....................   $435.07               $470.33
Net Sales ($000's)............   $16,315               $17,214

SPECIALTY POTASH FERTILIZERS
Volume (000's tons)...........      93.4                  86.6
Price/Ton.....................   $139.21               $143.94
Net Sales ($000's)............   $13,002               $12,465

OTHER
Net Sales ($000's)............    $2,453                $3,429

TOTAL NET SALES...............   $87,379               $99,581


    First Quarter FY 1997 salt sales were $35.3 million or $3.6 million more than First Quarter FY 1996. Actual tons sold increased 17.5%, generating a favorable volume variance of $3.6 million. First Quarter FY 1997 salt prices were flat compared to First Quarter FY 1996. Also, there was no significant change in the relative value of the Canadian dollar compared to the United States dollar in the First Quarter FY 1997 versus the First Quarter FY 1996.

    Increased volume in the highway salt business generated a favorable variance of $3.5 million primarily due to higher highway salt shipments in First Quarter FY 1997 caused by low or depleted inventories from the severe winter weather in the Third and Fourth Quarters of FY 1996. There was no significant change in general trade and chemical salt sales in First Quarter FY 1997 compared to First Quarter FY 1996.

    First Quarter FY 1997 soda products (soda ash, sodium sulfate and sodium bicarbonate) sales were $31.2 million or $7.2 million higher than First Quarter FY 1996. Increased ANSAC soda ash sales generated a $5.0 million favorable volume variance and favorable price variances of $1.0 million. Higher soda ash prices in domestic markets provided a favorable variance of $1.7 million, which was partially offset by unfavorable domestic soda ash volume variances of $0.8 million. Other export soda ash volume and price variances were an unfavorable $0.3 million and $0.1 million, respectively. Sodium bicarbonate contributed favorable volume and price variances of $0.8 million and $0.2 million, respectively, due to an expansion into export markets. Sodium sulfate generated favorable price variances of $1.0 million which were offset by unfavorable volume variances of $1.3 million.

    Boron chemical sales were $17.2 million or $0.9 million higher than the First Quarter FY 1996. The favorable variance is due to favorable price and product sales mix variances of $0.6 million and $0.3 million, respectively. The favorable price variance is a result of price increases which have continued on an upward trend since Fourth Quarter of FY 1996.

    Specialty potash fertilizer sales were $12.5 million or $0.5 million lower than First Quarter FY 1996. The unfavorable variance was due to decreased domestic and export volume which generated unfavorable volume variances of $0.5 million and $0.3 million, respectively. The lower volumes versus First Quarter FY 1996 were largely a result of lost sales due to competitive pricing. The unfavorable domestic potash volume variances were partially offset by favorable price/mix variances of $0.3 million. Export potash prices were comparable to First Quarter FY 1996.

    Other product sales were $3.4 million or $1.0 million higher than First Quarter FY 1996. The favorable sales versus First Quarter FY 1996 are largely due to increased sales of magnesium chloride and increased revenue from other service subsidiaries of the Company, Trona Railway Company and North American Terminals, Inc. The improvement in magnesium chloride sales is the result of increased marketing.

    Cost of sales was $81.5 million or 81.8% of net sales in First Quarter FY 1997 compared to $76.9 million or 88.0% of net sales in First Quarter
FY 1996. The improvement in manufacturing cost is primarily due to positive manufacturing variances and lower maintenance costs. The every-other-year Searles Valley facilities shutdown and subsequent start-up difficulties in First Quarter FY 1996 increased maintenance costs compared to First Quarter FY 1997. The favorable effect on cost of sales of increased production of highway salt, soda ash and magnesium chloride products in the First Quarter FY 1997 was partially offset by lower production of boron and specialty potash.

    Gross profit in First Quarter FY 1997 versus First Quarter FY 1996 increased by $7.6 million due to the improvement in sales and cost of sales discussed above.

    Selling, general and administrative expenses were relatively unchanged, decreasing $0.3 million in First Quarter FY 1997 compared to First Quarter FY 1996.

    Operating income was $4.1 million in First Quarter FY 1997 versus an operating loss of $3.7 million in First Quarter FY 1996 for the reasons discussed above.

    First Quarter FY 1997 interest expense was $0.5 million higher than First Quarter FY 1996. The increase in interest expense is due to higher debt balances from the revolving line of credit and the Senior Secured Discount Notes due 2001. The Senior Secured Discount Notes accrued cash interest during the First Quarter FY 1997 compared to the accretion of interest on such Notes in First Quarter FY 1996. Interest capitalized on construction in process was $0.2 million higher in First Quarter FY 1997 versus First Quarter FY 1996, which partially offset the unfavorable interest expense.

    The translation of United States dollar-denominated debt of Sifto into Canadian dollars did not result in a material gain or loss in the First Quarter FY 1997, whereas a translation gain of $1.3 million was recorded in the First Quarter FY 1996 due to the strengthening of the Canadian dollar relative to the United States dollar.

    Other income/expense in First Quarter FY 1997 was comparable to First Quarter FY 1996.

    A $0.1 million benefit for income taxes was recorded in First Quarter FY 1997 primarily relating to Sifto's current operating loss, offset by current U.S. alternative minimum tax. A $0.3 million benefit for income taxes was recorded in First Quarter FY 1996 for the same reason. While the Company has recognized the full tax benefit associated with Sifto's current operating loss, income tax benefits associated with the U.S. First Quarter FY 1997 loss have not been recognized as future realization is uncertain.

    A net loss of $15.1 million was recorded for First Quarter FY 1997 compared to a net loss of $21.1 million in First Quarter FY 1996 due to the factors described above.

Liquidity, Capital Resources and Financial Condition

First Quarter FY 1997 Cash Flows:

    First Quarter FY 1997 operating activities provided $8.4 million in net cash compared to cash used by operating activities of $13.0 million in First Quarter FY 1996. Earnings before depreciation, amortization, interest and income taxes for First Quarter FY 1997 were $20.6 million or $9.6 million more than First Quarter FY 1996. Cash interest expense was $20.5 million in First Quarter FY 1997 or $6.3 million more in First Quarter FY 1997 due to higher debt balances and the commencement of cash interest payments on the Senior Secured Discount Notes. Income taxes paid increased $0.9 million in First Quarter FY 1997 versus First Quarter FY 1996. Noncash unrealized foreign currency transactions used $0.2 million versus cash provided in First Quarter FY 1996 of $1.4 million. Receivables provided $7.8 million more cash than First Quarter FY 1996 due to collections in First Quarter FY 1997 of additional year-end receivables generated by higher sales in FY 1996 versus FY 1995. Cash used for inventories decreased $1.8 million in First Quarter FY 1997 compared to First Quarter FY 1996. Other assets used $2.9 million or $2.4 million more in FY 1997 compared to First Quarter FY 1996. Accounts payable, accrued liabilities and other liabilities used $18.3 million less cash in First Quarter FY 1997 versus First Quarter FY 1996, which is partially offset by an increase in cash used for checks outstanding in excess of cash of $3.9 million.

    First Quarter FY 1997 cash used in investing activities was $7.6 million or $1.0 million less than First Quarter FY 1996. The variance was primarily due to $0.8 million in investments in a joint venture, White River Nahcolite Limited Liability Co., in First Quarter FY 1996. The Company purchased the remaining 50% interest in the joint venture in the Second Quarter of FY 1996.

    First Quarter FY 1997 cash used in financing activities was $9.9 million compared to cash provided by financing activities of $16.0 million in First Quarter FY 1996. Net revolver payments were $7.9 million compared to net revolver borrowings of $17.0 million in First Quarter FY 1996, primarily due to improved cash provided by operating activities in First Quarter FY 1997 compared to First Quarter FY 1996. Payments on long term debt were $0.6 million higher, primarily due to capital leases. Other financing activities used $0.4 million primarily relating to the sale of the Argus Utilities (See Financial Statements Note 5).

Liquidity:

    The Company's accounts receivable and inventory levels can vary by as much as $50.0 million during the year. Generally, accounts receivable and inventory increase in the third and fourth fiscal quarters. During the third quarter deicing road salt inventories are increased in preparation for the winter season. The harvesting of the solar ponds at the Ogden facility also takes place in the third quarter, adding to the inventory levels. Inventories begin to decline in the fourth quarter and accounts receivable increase as highway salt sales and specialty potash fertilizer sales peak during this period.
Cash requirements rapidly decline at the end of the fourth fiscal quarter and early part of the next fiscal year first fiscal quarter as accounts receivable are converted into cash.

    In order to improve liquidity and to meet seasonal working capital needs, the Company has undertaken the following actions:

    1. In June 1996, the Bank Agreements were amended (1) to permit the sale and leaseback of the Argus Utilities (discussed below), (2) to change commencement of the required clean down covenant period from October 15 of each fiscal year to April 30, 1996 and each anniversary thereof and (3) to stipulate that all of the proceeds from the sale and leaseback of the Argus Utilities be used to repay a portion of the outstanding borrowings in order to meet an additional one-time clean down covenant period ending in mid-August.

    2. In July 1996, NACC entered into an agreement for the sale and leaseback of an electric and steam generating facility associated with its Searles Valley soda ash facilities (the "Argus Utilities"). Under the terms of the agreement the Argus Utilities were sold to two institutional investors for $75 million, approximately $70.0 million in cash, net of related expenses and taxes. Proceeds were used to provide the Company with additional liquidity by reducing the outstanding balance under its revolving credit agreement. The Company has also agreed to provide a $15 million letter of credit as additional credit support. See Note 5 of the Financial Statements for further information.

    3. NACC has reached an agreement in principle whereby a steam provider would prepay a portion of the amounts due under the ECMC Agreement. The agreement provides that NACC would receive $22.8 million in cash and approximately $2.7 million of debt owed by NACC will be forgiven. The present value of the ECMC payment streams being prepaid, including the forgiveness of debt, reflects an effective discount rate of approximately 10.8%.

    The Company believes that the above actions, internal cash generated from operations plus liquidity provided by its revolving credit facilities will be adequate to meet the Company's anticipated working capital needs during the term of such facilities. As of July 27, 1996, the Company had $46.1 million of available borrowing capacity under its revolving credit agreements.

Environmental Matters

    The nature of the Company's business requires a continual monitoring of compliance with all applicable environmental laws and regulations. At
June 29, 1996, the Company had recorded $2.7 million of current liabilities and $14.0 million of other noncurrent liabilities to reflect the estimated future costs associated with environmental matters. Management believes that the outcome of known environmental contingencies will not have a material effect on the operations, financial condition or liquidity of the Company.

Seasonality and Quarterly Financial Data

    The Company experiences a substantial amount of seasonality in sales of the various products. The result of this seasonality is that net sales and operating income are generally higher in the third and fourth fiscal quarters and lower in the first and second fiscal quarters of each fiscal year.

    Sales of highway deicing salt in particular, are seasonal in nature, varying with the winter conditions in areas where the product is used. Following industry practice, the Company and its customers stockpile sufficient quantities of ice control salt in the first three fiscal quarters to meet estimated requirements for the winter season. Soda ash sales to the glass container industry tend to be somewhat seasonal due to stronger summer demand for beverages packaged in glass bottles. Most of the Company's specialty potash sales are made between December and March in order to meet the spring planting season requirements.

The table below reflects the seasonality of the Company's business.


                                    Fiscal Year 1996 by Quarter
                          -----------------------------------------------
                            1st          2nd          3rd          4th
                          --------    ---------    ----------   ---------
                                           (in thousands)

Operating Data:
Net sales................ $ 87,379    $ 93,018     $ 133,461    $ 161,617
Gross profit.............   10,483      19,101        40,131       54,719
Operating income (loss)..   (3,749)      5,796        24,882       26,188
Interest expense.........   20,042      20,910        21,479       22,507
Net income (loss)........  (21,146)    (12,426)        1,957        2,873


                            Fiscal Year 1997
                          --------------------
                          1st Quarter
                          -----------
                          (in thousands)
Operating Data:
Net sales................ $ 99,581
Gross profit.............   18,103
Operating income.........    4,138
Interest expense.........   20,533
Net loss.................  (15,092)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 6. Exhibits and Reports on Form 8-K

(a) All exhibits otherwise required in connection with this quarterly report on Form 10-Q have heretofore been filed with the Securities and Exchange Commission except as follows:

Exhibit No.  Description of Exhibit
- - -----------  ----------------------
10.1 Form of Participation Agreement dated as of July 15, 1996 among NACC, Harris, [Owner Participant]/[Owner Participant, OP Guarantor] and U.S. Trust Company of California, N.A., as Owner Trustee (1)

10.2         Form of Annex A to Participation Agreement (1)

10.3         Form of Facility Lease dated as of July 15, 1996 between U.S.
             Trust Company of California, N.A.,as Owner Trustee as Lessor, and NACC, as Lessee (1)

10.4 Form of Guaranty Agreement dated as of July 15, 1996 by Harris for the benefit of [Owner Participant]/[Owner Participant,OP Guarantor] (2) and U.S. Trust Company of California, N.A., as Owner Trustee (1)

(1) To effect the sale and leaseback, NACC and Harris entered into two separate but substantially identical sets of documents, each set for a different institutional investor.

(2) One institutional investor chose to use an owner participant and a parent guarantor ("[OP Guarantor]").

(b) Reports on Form 8-K

    None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Harris Chemical North America, Inc.
                                              (Registrant)


Date:  August 13, 1996                    Emanuel J. Di Teresi
       ---------------                 --------------------------
                                         (Emanuel J. Di Teresi)
                                       (Senior Vice President and
                                        Chief Financial Officer)
                                       (Chief Accounting Officer)