Form 10-Q
period 1996-09-28
HARRIS CHEMICAL NORTH AMERICA INC
filed 1996-11-12
CIK 910711

------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10 - Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 28, 1996

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

                               Yes (X)   No ( )

The number of shares outstanding of the registrant's Common stock at September 28, 1996 was 1,000 shares. All of such shares are owned by Harris Chemical Group, Inc.





------------------------------------------------------------------------------

                HARRIS CHEMICAL NORTH AMERICA, INC.

         FORM 10-Q For the Quarter ended September 28, 1996

                               Index

                                                          Page #
                                                          ------
PART I   Financial Information

Item 1   Financial Statements                                3

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 14

PART II  Other Information

Item 1   Legal Proceedings                                   23

Item 6   Exhibits and Reports on Form 8-K                    23

Signature Page                                               23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                     HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    (in thousands) (Unaudited)

                                                September 23,    March 30,   September 28,
                                                    1995           1996          1996
                                                -------------   ----------   -------------
                   ASSETS
Current assets:
  Cash and cash equivalents.................... $    -          $   9,093    $    -
  Trade accounts receivable, less allowance for
  doubtful accounts of $1,169 at September 23,
  1995, $2,336 at March 30, 1996 and $1,545 at
  September 28, 1996...........................    70,537         109,542       74,720
  Other receivables............................     8,395           9,572        7,324
  Inventories..................................   115,388         103,255      132,367
  Deferred income taxes........................     7,961           6,235        6,127
  Other........................................     5,230           4,787       10,051
                                                ----------      ----------   ----------
    Total current assets.......................   207,511         242,484      230,589
Property, plant and equipment, net.............   410,789         403,286      390,064
Investments....................................     1,576           1,989        1,989
Deferred financing costs.......................    26,856          23,840       25,934
Other..........................................     7,075           6,374        6,596
                                                ----------      ----------   ----------
    Total assets............................... $ 653,807       $ 677,973    $ 655,172
                                                ==========      ==========   ==========
      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current portion of long-term debt............ $  11,968       $   6,788    $   7,157
  Accounts payable.............................    55,213          66,301       51,473
  Accrued expenses.............................    14,639          19,442       21,707
  Accrued salaries and wages...................     8,450          13,658       10,834
  Accrued interest.............................    18,298          24,234       24,039
  Income taxes payable.........................       371           1,181        1,595
                                                ----------      ----------   ----------
    Total current liabilities..................   108,939         131,604      116,805
Long-term debt, net of current portion.........   788,212         785,470      814,577
Deferred income taxes..........................    20,337          22,865       21,430
Other noncurrent liabilities...................    19,466          18,964       16,065
Commitments and contingencies
Common stockholder's deficit:
  Common stock, at par.........................       -               -            -
  Additional paid in capital...................   107,253         103,441      103,441
  Cumulative translation adjustment............    (3,282)         (3,343)      (3,352)
  Common stockholder's receivable..............    (4,343)         (3,083)      (3,168)
  Accumulated deficit..........................  (382,775)       (377,945)    (410,626)
                                                ----------      ----------   ----------
    Total common stockholder's deficit.........  (283,147)       (280,930)    (313,705)
                                                ----------      ----------   ----------
    Total liabilities and stockholder's
      deficit.................................. $ 653,807       $ 677,973    $ 655,172
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

                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands)
                                      (Unaudited)

                                              Thirteen weeks ended        Twenty-six weeks ended
                                          --------------------------- ---------------------------
                                          September 23, September 28, September 23, September 28,
                                              1995         1996           1995         1996
                                          ------------  ------------  ------------  ------------
Net sales................................ $  93,016     $  92,337      $ 180,395     $ 191,918
Cost of sales............................    73,915        74,483        150,811       155,961
                                          ----------    ----------     ----------    ----------
    Gross profit.........................    19,101        17,854         29,584        35,957

Selling, general and
  administrative expenses................    13,305        13,013         27,537        26,978
                                          ----------    ----------     ----------    ----------
    Operating income.....................     5,796         4,841          2,047         8,979

Other income (expense):
  Interest expense.......................   (20,910)      (22,293)       (40,952)      (42,826)
  Foreign currency
    transaction gain (loss)..............       821          (575)         2,131          (606)
  Other, net.............................     1,734           696          2,765         1,961
                                          ----------    ----------     ----------    ----------
    Loss before income
      taxes..............................   (12,559)      (17,331)       (34,009)      (32,492)
Provision (benefit) for income taxes.....      (133)          258           (437)          189
                                          ----------    ----------     ----------    ----------
    Net loss............................. $ (12,426)    $ (17,589)     $ (33,572)    $ (32,681)
                                          ==========    ==========     ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                  HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (Unaudited)

                                                             Twenty-six weeks ended
                                                         -----------------------------
                                                         September 23,    September 28,
                                                             1995              1996
                                                         ------------     ------------
Cash flows from operating activities:
  Net loss.............................................  $ (33,572)     $ (32,681)
  Adjustments to reconcile net loss to net cash flows
  from operating activities:
    Depreciation.......................................     27,326         28,826
    Finance fee amortization...........................      2,680          2,542
    Operating amortization.............................        362            375
    Accreted interest..................................     11,811            -
    Deferred income taxes..............................       (701)        (1,043)
    Unrealized foreign currency transaction gain            (2,405)          (346)
    Loss on disposal of property, plant and
      equipment........................................         26            508
    Other..............................................         (7)           -
    Changes in operating assets and liabilities:
      Receivables......................................     22,356         37,070
      Inventories......................................    (27,335)       (29,368)
      Other assets.....................................        672         (5,707)
      Accounts payable.................................     (4,679)       (14,828)
      Accrued expenses and other
        noncurrent liabilities.........................    (17,616)        (3,161)
                                                         ----------     ----------
        Net cash used in operating activities..........    (21,082)       (17,813)
                                                         ----------     ----------
Cash flows from investing activities:
  Capital expenditures.................................    (17,634)       (13,131)
  Capitalized interest.................................     (1,846)        (1,417)
  Proceeds from sales of property, plant and
    equipment..........................................         82            161
  Other................................................     (1,679)           -
                                                         ----------     ----------
        Net cash used in investing activities..........    (21,077)       (14,387)
                                                         ----------     ----------
Cash flows from financing activities:
  Revolver borrowings..................................     69,335        136,241
  Revolver payments....................................    (28,813)      (179,350)
  Principal payments on other long-term debt, including
    capital leases.....................................     (2,431)        (4,052)
  Issuance of long-term debt...........................        -           75,000
  Capitalized finance costs............................     (1,020)        (4,655)
  Other................................................       (551)           (85)
                                                         ----------     ----------
        Net cash provided by financing activities......     36,520         23,099
                                                         ----------     ----------
Effect of exchange rate changes on cash................         (9)             8
                                                         ----------     ----------


                  HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
                                    (in thousands)
                                      (Unaudited)
                                                            Twenty-six weeks ended
                                                         ----------------------------
                                                         September 23,  September 28,
                                                            1995            1996
                                                         ----------     ----------

        Net decrease in cash...........................     (5,648)        (9,093)
Cash and cash equivalents, beginning of period.........      5,648          9,093
                                                         ----------     ----------
Cash and cash equivalents, end of period...............  $     -        $     -
                                                         ==========     ==========


Supplemental disclosure of noncash activities:
  Assets acquired under capital leases.................  $   2,272      $   1,778
                                                         ==========     ==========
  Acquisition of White River Nahcolite L.L.C...........  $   9,008            -
                                                         ==========     ==========

      The accompanying notes are an integral part of the financial statements.

           HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Basis of Presentation:

    The accompanying financial statements have not been audited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ("FY") ended March 30, 1996 included in the Company's FY 1996 Form 10-K filed with the Securities and Exchange Commission on July 15, 1996. The balance sheet as of September 23, 1995 is presented to assist in understanding the impact of seasonal fluctuations on the financial condition of the Company. Certain reclassifications have been made to the prior year statement of operations and statement of cash flows to conform with the current year presentation.

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

3.  Details of Inventories and Property, Plant and Equipment:

    Inventories are stated at the lower of cost or market, and consist of the following (in thousands):
                               September 23,  March 30,    September 28,
                                  1995          1996          1996
                               ---------      --------     ---------
Finished goods................ $  86,596      $ 68,951     $  99,710
Raw materials and supplies....    28,792        34,304        32,657
                               ---------      --------     ---------
Total inventories............. $ 115,388      $103,255     $ 132,367
                               =========      ========     =========

Property, Plant and Equipment (in thousands):

                               September 23,  March 30,    September 28,
                                  1995          1996          1996
                               ---------      ---------    ---------
At cost....................... $ 651,436      $ 666,995    $ 681,623
Less accumulated depreciation
and amortization..............   240,647        263,709      291,559
                               ---------      ---------    ---------
Net property, plant and
equipment..................... $ 410,789      $ 403,286    $ 390,064
                               =========      =========    =========

    In July 1996, NACC entered into an agreement for the sale and leaseback of an electric and steam generating facility associated with its Searles Valley soda ash facilities (the "Argus Utilities"). In connection with this transaction, the Company extended the useful lives of Argus Utilities plant and equipment with a net book value of $31,000,000 to 15 years to match the terms of the lease. The effect of this revision in useful lives reduced depreciation expense and the net loss of the second quarter of fiscal 1997 by $1,700,000.

4.  Income Taxes:

    The financial statements for the twenty-six weeks ended September 28, 1996 reflect an income tax provision of $189,000 arising from a loss before provision for income taxes of $32,492,000. The income tax provision relates to U.S. alternative minimum tax partially offset by Sifto's current operating loss tax benefit.
    The Company believes Sifto's Canadian net operating loss carryforwards will be fully utilized in the near future due to historical seasonal operating results and, as a result, the Company has recognized the associated tax benefits. The Company believes that some uncertainty exists with the future utilization of its U.S. net operating loss carryforwards. Therefore, in accordance with SFAS 109, the Company has recorded a valuation allowance against deferred income tax assets and has not recognized any income tax benefits associated with its U.S. current year loss.

5.  Subsequent Event:

    As part of the original NACC acquisition, NACC assumed the seller's obligation under the Emission Controls, Maintenance and Construction Agreement ("ECMC") with a provider of steam. Under the agreement, NACC must maintain certain emission standards and construct environmental upgrades (if required). In consideration of the foregoing, NACC receives annual payments from the steam provider ranging from $1.3 million to $7.5 million through 2015. On
September 30, 1996, the steam provider agreed to prepay a portion of the amounts due under the ECMC Agreement. NACC received $23.0 million in cash ($5.0 million in July, 1996 and $18.0 million on September 30, 1996). The prepayment will be recorded as deferred revenue and amortized over the remaining life of the ECMC Agreement.

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

                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                    September 23, 1995
                                      (in thousands)

                      NACC      GSL     NAMSCO    SIFTO     HCNA    Eliminations Consolidated
                   --------- -------- --------- --------- --------- ------------ ------------
Cash.............. $     -   $    -   $     -   $     -   $     705 $    (705)   $    -
Receivables.......    44,274    5,011    22,043     7,635       -         (31)      78,932
Inventories.......    43,171   11,184    41,401    21,444       -      (1,812)     115,388
Other current
 assets...........     9,084      944     1,118     1,880       165       -         13,191
Property, plant
 equipment, net...   237,377   42,170    63,772    67,470       -         -        410,789
Investment in
 Sifto............      -         -       2,513       -         -      (2,513)         -
Other.............     5,369       17     1,821     3,313   350,106  (325,119)      35,507
                   --------- -------- --------- --------- --------- ----------   ---------
 Total assets..... $ 339,275 $ 59,326 $ 132,668 $ 101,742 $ 350,976 $(330,180)   $ 653,807
                   ========= ======== ========= ========= ========= ==========   =========
Total current
 liabilities...... $  53,397 $  8,326 $  17,216 $  12,759 $  17,970 $    (729)   $ 108,939
Long-term debt....    52,040    9,942    35,173   113,608   577,449       -        788,212
Other noncurrent
 liabilities......    73,339  (19,392)  (14,550)  (26,173)   38,704   (12,125)      39,803
Total common
 stockholder's
 equity (deficit).   160,499   60,450    94,829     1,548  (283,147) (317,326)    (283,147)
                   --------- -------- --------- --------- ---------- ---------   ----------
Total liabilities
 and common
 stockholder's
 equity (deficit). $ 339,275 $ 59,326 $ 132,668 $ 101,742 $ 350,976 $(330,180)   $ 653,807
                   ========= ======== ========= ========= ========= ==========   =========

                        CONDENSED CONSOLIDATING BALANCE SHEETS
                                  September 28, 1996
                                   (in thousands)


                      NACC      GSL     NAMSCO    SIFTO     HCNA    Eliminations Consolidated
                   --------- -------- --------- --------- --------- ------------ ------------
Cash.............. $   -     $    -   $    -    $    -    $   1,038 $  (1,038)   $    -
Receivables.......    45,592    6,998    18,513    10,311       630       -         82,044
Inventories.......    47,274   19,832    47,464    21,277       -      (3,480)     132,367
Other current
 assets...........    11,788      412    (1,181)    4,746       413       -         16,178
Property, plant
 equipment, net...   222,213   41,811    63,983    62,057       -         -        390,064
Investment in
 Sifto............      -        -        2,513      -          -      (2,513)        -
Other.............     9,701      201     2,370     2,606   364,368  (344,727)      34,519
                   --------- -------- --------- --------- --------- ----------   ---------
 Total assets..... $ 336,568 $ 69,254 $ 133,662 $ 100,997 $ 366,449 $(351,758)   $ 655,172
                   ========= ======== ========= ========= ========= ==========   =========
Total current
 liabilities...... $  50,721 $  8,872 $  20,133 $  14,996 $  23,430 $  (1,347)   $ 116,805
Long-term debt....    99,968    1,769    17,402   110,438   585,000      -         814,577
Other noncurrent
liabilities......     35,358   (6,168)  (13,764)  (26,788)   71,724   (22,867)      37,495
Total common
 stockholder's
 equity (deficit).   150,521   64,781   109,891     2,351  (313,705) (327,544)    (313,705)
                   --------- -------- --------- --------- ---------  ---------   ----------
Total liabilities
 and common
 stockholder's
 equity (deficit). $ 336,568 $ 69,254 $ 133,662 $ 100,997 $ 366,449 $(351,758)   $ 655,172
                   ========= ======== ========= ========= ========= ==========   =========

                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          For the Twenty-six Weeks Ended September 23, 1995
                                           (in thousands)

                     NACC       GSL     NAMSCO     SIFTO     HCNA    Eliminations  Consolidated
                   --------  --------  --------  --------  --------  ------------  ------------
Net Sales......... $ 95,537  $ 28,240  $ 49,385  $ 30,477  $    -    $(23,244)     $ 180,395
Cost of sales.....   86,830    23,513    38,066    24,319       -     (21,917)       150,811
                   --------  --------  --------  --------  --------  ---------     ---------
 Gross profit.....    8,707     4,727    11,319     6,158       -      (1,327)        29,584
Selling and
 administrative...   10,620     2,592     8,171     5,454       700       -           27,537
                   --------  --------  --------  --------  --------  ---------     ---------
 Operating income
 (loss)...........   (1,913)    2,135     3,148       704      (700)   (1,327)         2,047
Interest expense..      (97)      (75)     (355)   (5,007)  (35,418)      -          (40,952)
Other income
(expense).........    2,899     3,297    (3,463)    2,163     2,546    (2,546)         4,896
                   --------  --------  ---------  -------  --------  ---------     ---------
 Income (loss)
 before taxes.....      889     5,357      (670)   (2,140)  (33,572)   (3,873)       (34,009)
Income taxes......     -          731    (2,633)     (887)     -        2,352           (437)
                   --------  --------  --------  --------  --------  ---------     ----------
 Net income
 (loss)........... $    889   $ 4,626  $  1,963  $ (1,253) $(33,572) $ (6,225)     $ (33,572)
                   ========  ========  ========  ========  ========  =========     ==========



                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           For the Twenty-six Weeks Ended September 28, 1996
                                             (in thousands)

                     NACC       GSL     NAMSCO     SIFTO     HCNA    Eliminations Consolidated
                   --------  --------  --------  --------  --------  ------------ ------------
Net Sales......... $ 99,629  $ 28,513  $ 51,363  $ 37,513  $   -     $ (25,100)   $ 191,918
Cost of sales.....   85,261    25,568    37,604    29,816      -       (22,288)     155,961
                   --------  --------  --------  --------  --------  ----------   ---------
 Gross profit.....   14,368     2,945    13,759     7,697      -        (2,812)      35,957
Selling and
 administrative...    8,304     2,821     7,806     6,499     1,548       -          26,978
                   --------  --------  --------  --------  --------  ----------   ---------
 Operating income
 (loss)...........    6,064       124     5,953     1,198    (1,548)    (2,812)       8,979
Interest expense..   (2,089)     (126)     (289)   (5,263)  (35,059)      -         (42,826)
Other income
(expense).........    2,682     3,213    (3,858)     (682)    3,926     (3,926)       1,355
                   --------  --------  --------- --------  --------  ----------   ---------
 Income (loss)
 before taxes.....    6,657     3,211     1,806    (4,747)  (32,681)    (6,738)     (32,492)
Income taxes......     -        1,129       669      (260)     -        (1,349)         189
                   --------  --------  --------  --------  --------- ----------   ----------
 Net income
 (loss)........... $  6,657  $  2,082  $  1,137  $ (4,487) $(32,681) $  (5,389)   $ (32,681)
                   ========  ========  ========  ========= ========= ==========   ==========

                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           For the Twenty-six Weeks Ended September 23, 1995
                                              (in thousands)

                     NACC      GSL     NAMSCO     SIFTO     HCNA    Eliminations Consolidated
                   --------  -------  --------  --------- --------  ------------ ------------
Net operating
activities........ $ 10,615  $(6,388) $(10,071) $(16,947) $(6,890)  $   8,599    $(21,082)
                   --------  -------- --------  --------- --------  ----------   ---------
Investing:
 Capital
 expenditures.....  (12,133)  (1,412)   (2,739)   (1,350)     -           -       (17,634)
 Capitalized
 interest.........   (1,846)     -         -         -        -           -        (1,846)
 Proceeds from
 sales............       82      -         -         -        -           -            82
 Other............   (1,679)     -         -         -     (2,798)      2,798      (1,679)
                   --------- -------- --------- --------- --------  ----------   ---------
  Net investing...  (15,576)  (1,412)   (2,739)   (1,350)  (2,798)      2,798     (21,077)
                   --------- -------- --------- --------- --------  ----------   ---------
Financing:
 Borrowings.......   10,200   12,800    33,513    12,822      -           -        69,335
 Repayments.......   (5,239)  (5,000)  (20,841)     (164)     -           -       (31,244)
 Other............      -        -         138       -     (1,458)       (251)     (1,571)
                   --------- -------- --------- --------- --------  ----------   ---------
  Net financing...    4,961    7,800    12,810    12,658   (1,458)       (251)     36,520
                   --------- -------- --------- --------- --------  ----------   ---------
Exchange rate
changes...........      -        -         -          (9)     -           -            (9)
                   --------- -------- --------- --------- --------  ----------   ---------
  Net decrease in
  cash............      -        -         -      (5,648) (11,146)      11,146     (5,648)
Cash beginning....      -        -         -       5,648   11,851      (11,851)     5,648
                   --------- -------- --------- --------- --------  ----------   ---------
Cash ending....... $    -     $  -    $    -     $   -    $   705    $    (705)   $    -
                   ========= ======== ========= ========= ========  ==========   =========





















                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           For the Twenty-six Weeks Ended September 28, 1996
                                             (in thousands)

                     NACC      GSL     NAMSCO     SIFTO     HCNA    Eliminations Consolidated
                   --------  -------- --------- --------- --------- ------------ ------------
Net operating
activities........ $ 19,126  $ 9,082 $  (5,793) $ (4,561) $(32,478) $  (3,189)   $(17,813)
                   --------  -------- --------- --------- --------- ----------   ---------
Investing:
 Capital
 expenditures.....   (3,257)  (3,014)   (5,569)   (1,291)      -          -       (13,131)
 Capitalized
 interest.........   (1,417)     -         -         -         -          -        (1,417)
 Proceeds from
 sales............       22      -         139       -         -          -           161
 Other............      -        -         -         -      (4,244)     4,244         -
                   --------- -------- --------- --------- --------- ----------   ---------
  Net investing...   (4,652)  (3,014)   (5,430)   (1,291)   (4,244)     4,244     (14,387)
                   --------- -------- --------- --------- --------- ----------   ---------
Financing:
 Borrowings.......   96,986   21,995    49,502    42,758       -          -       211,241
 Repayments.......  (45,911) (29,324)  (74,519)  (33,648)      -          -      (183,402)
 Other............  (65,549)   1,261    36,240   (12,359)   35,349        318      (4,740)
                   --------- -------- --------- --------- --------- ----------   ---------
  Net financing...  (14,474)  (6,068)   11,223    (3,249)   35,349        318      23,099
                   --------- -------- --------- --------- --------- ----------   ---------
Exchange rate
changes...........      -        -         -           8       -          -             8
                   --------- -------- --------- --------- --------- ----------   ---------
Net decrease in
cash..............      -        -         -      (9,093)   (1,373)     1,373      (9,093)
Cash beginning....      -        -         -       9,093     2,411     (2,411)      9,093
                   --------- -------- --------- --------- --------- ----------   ---------
Cash ending....... $    -    $   -    $    -    $    -    $  1,038  $  (1,038)   $    -
                   ========= ======== ========= ========= ========= ==========   =========

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Thirteen Weeks Ended September 28, 1996 Compared With Thirteen Weeks Ended September 23, 1995

    Net sales for the thirteen weeks ended September 28, 1996 (the "Second Quarter FY 1997") were $92.3 million compared to $93.0 million for the thirteen weeks ended September 23, 1995 (the "Second Quarter FY 1996").

    The following table presents the average price per ton, volume and net sales by major product line for the Second Quarter FY 1997 compared to the Second Quarter FY 1996. The average price is not indicative of the different prices for separate products within a category and is affected by changes in the product mix.


                                    Thirteen Weeks Ended
                               -----------------------------------
                               September 23,         September 28,
                                   1995                   1996
                               -------------         -------------
SALT
Volume (000's tons)...........   1,293.2               1,164.2
Price/Ton.....................    $27.81                $30.18
Net Sales ($000's)............   $35,965               $35,141

SODA PRODUCTS
Volume (000's tons)...........     362.2                 309.9
Price/Ton.....................    $80.59                $91.33
Net Sales ($000's)............   $29,190               $28,302

BORON CHEMICALS
Volume (000's tons)...........      34.8                  29.9
Price/Ton.....................   $451.32               $493.08
Net Sales ($000's)............   $15,706               $14,743

SPECIALTY POTASH FERTILIZERS
Volume (000's tons)...........      70.9                  77.3
Price/Ton.....................   $136.73               $143.18
Net Sales ($000's)............    $9,694               $11,068

OTHER
Net Sales ($000's)............    $2,461                $3,083

TOTAL NET SALES...............   $93,016               $92,337


    Second Quarter FY 1997 salt sales were $35.1 million or $0.8 million lower than in Second Quarter FY 1996. Actual tons sold decreased 10.0%, generating an unfavorable volume variance of $2.7 million. The unfavorable volume variance was partially offset by favorable price variances of $1.9 million. Also, there was no significant change in the relative value of the Canadian dollar compared to the United States dollar in the Second Quarter FY 1997 versus the Second Quarter FY 1996.

    Decreased volume in the highway salt business generated an unfavorable variance of $0.9 million primarily due to lower highway salt shipments in Second Quarter FY 1997 caused by the timing of highway deicing shipments in the upper Midwest. General trade and chemical salt sales volumes were slightly lower in Second Quarter FY 1997 compared to Second Quarter FY 1996 generating unfavorable volume variances. These unfavorable volume variances were offset by favorable price variances.

    Second Quarter FY 1997 soda products (soda ash, sodium sulfate and sodium bicarbonate) sales were $28.3 million or $0.9 million lower than in Second Quarter FY 1996. Decreased ANSAC soda ash sales due to the timing of shipments generated a $1.3 million unfavorable volume variance which was partially offset by a favorable price variance of $0.2 million. Higher soda ash prices in domestic markets provided a favorable price variance of $1.4 million, which was partially offset by unfavorable domestic soda ash volume variances of $0.5 million due to some softness in domestic soda ash demand. Other export soda ash volume variances were an unfavorable $1.1 million partially offset by favorable price variances of $0.1 million. Sodium sulfate generated favorable price variances of $0.7 million which were offset by unfavorable volume variances of $1.4 million. Sodium bicarbonate contributed favorable volume and price variances of $0.9 million and $0.1 million, respectively, due to increased production which allowed expansion into export markets as well as increased domestic sales.

    Boron chemical sales were $14.7 million or $1.0 million lower than in the Second Quarter FY 1996. The unfavorable variance is due to unfavorable price and volume variances of $0.3 million and $0.7 million, respectively. The unfavorable volume variance is a result of reduced production in the Second Quarter FY 1997.

    Specialty potash fertilizer sales were $11.1 million or $1.4 million higher than in Second Quarter FY 1996. The favorable variance was due to increased export volume which generated favorable volume variances of $1.3 million. The higher volumes versus Second Quarter FY 1996 were largely a result of increased market share coupled with timing of shipments. Export potash prices were comparable to Second Quarter FY 1996.

    Other product sales were $3.1 million or $0.6 million higher than in Second Quarter FY 1996. The increase in other product sales is primarily due to magnesium chloride sales which were $0.5 million higher than Second Quarter
FY 1996 resulting from favorable price variances partially offset by unfavorable volume variances.

    Cost of sales was $74.5 million or 80.7% of net sales in Second Quarter
FY 1997 compared to $73.9 million or 79.5% of net sales in Second Quarter
FY 1996. The increase in cost of sales in Second Quarter FY 1997 is related to lower production volumes, primarily boron chemicals, generating unfavorable absorption variances.

    Gross profit in Second Quarter FY 1997 versus Second Quarter FY 1996 decreased by $1.2 million due to lower sales and higher cost of sales discussed above.

    Selling, general and administrative expenses were relatively unchanged, decreasing $0.3 million in Second Quarter FY 1997 compared to Second Quarter FY 1996. Selling, general and administrative expenses were 14.1% of net sales compared to 14.3% of net sales in the prior year.

    Operating income was $4.8 million in Second Quarter FY 1997 versus $5.8 million in Second Quarter FY 1996 for the reasons discussed above.

    Second Quarter FY 1997 interest expense was $1.4 million higher than Second Quarter FY 1996. The increase in interest expense is due to higher long-term debt balances at September 28, 1996 compared to the prior year and interest capitalized on construction in process being $0.7 million lower in Second Quarter FY 1997 versus Second Quarter FY 1996. The increase in long-term debt balances of $21.6 million compared to Second Quarter FY 1996 results primarily from borrowings to finance a greater seasonal build up of rock salt inventories and a build up of soda ash inventories.

    An exchange loss of $0.6 million related to the translation of United States dollar-denominated debt of Sifto into Canadian dollars was recorded in the Second Quarter FY 1997 compared to a translation gain of $0.8 million in the Second Quarter FY 1996.

    Other income/expense in Second Quarter FY 1997 was $1.0 million unfavorable to Second Quarter FY 1996 due largely to a loss of $0.4 million on the closure of a salt packaging facility in Tampa, Florida.

    A $0.3 million provision for income taxes was recorded in Second Quarter FY 1997 primarily relating to a provision for current U.S. alternative minimum tax partially offset by Sifto's current operating loss tax benefit. A $0.1 million benefit for income taxes was recorded in Second Quarter FY 1996 for the same reason; however, the benefit relating to Sifto's operating loss exceeded the provision for U.S. alternative minimum tax. While the Company has recognized the full tax benefit associated with Sifto's current operating loss, income tax benefits associated with the U.S. Second Quarter FY 1997 loss have not been recognized as future realization is uncertain.

    A net loss of $17.6 million was recorded for Second Quarter FY 1997 compared to a net loss of $12.4 million in Second Quarter FY 1996 due to the factors described above.

Twenty-six Weeks Ended September 28, 1996 Compared With Twenty-six Weeks Ended September 23, 1995

    Net sales for the twenty-six weeks ended September 28, 1996 (the "Year to Date FY 1997") were $191.9 million compared to $180.4 million for the twenty-six weeks ended September 23, 1995 (the "Year to Date FY 1996").

    The following table presents the average price per ton, volume and net sales by major product line Year to Date FY 1997 compared to Year to Date
FY 1996. The average price is not indicative of the different prices for separate products within a category and is affected by changes in the product mix.


                                     Twenty-six Weeks Ended
                               -----------------------------------
                               September 23,         September 28,
                                   1995                   1996
                               -------------         -------------
SALT
Volume (000's tons)...........   2,366.4               2,425.6
Price/Ton.....................    $28.57                $29.04
Net Sales ($000's)............   $67,609               $70,428

SODA PRODUCTS
Volume (000's tons)...........     677.6                 655.2
Price/Ton.....................    $78.45                $90.79
Net Sales ($000's)............   $53,155               $59,488

BORON CHEMICALS
Volume (000's tons)...........      72.3                  66.5
Price/Ton.....................   $442.89               $480.56
Net Sales ($000's)............   $32,021               $31,957

SPECIALTY POTASH FERTILIZERS
Volume (000's tons)...........     164.3                 163.9
Price/Ton.....................   $138.14               $143.58
Net Sales ($000's)............   $22,696               $23,533

OTHER
Net Sales ($000's)............    $4,914                $6,512

TOTAL NET SALES...............  $180,395              $191,918


    Salt sales were $70.4 million Year to Date FY 1997 or $2.8 million higher than Year to Date FY 1996. Actual tons sold increased 2.5%, generating an favorable volume and price variances of $1.1 million and $1.7 million, respectively. Also, there was no significant change in the relative value of the Canadian dollar compared to the United States dollar Year to Date FY 1997 versus Year to Date FY 1996.

    Increased volume in the highway salt business generated a favorable variance of $2.4 million primarily due to higher highway salt shipments in Year to Date FY 1997 caused by higher shipments in the First Quarter FY 1997 following the strong winter season of 1995/1996. General trade and chemical salt sales volumes were lower in Year to Date FY 1997 compared to Year to Date FY 1996 generating unfavorable volume variances. These unfavorable volume variances were offset by favorable price and mix variances generating a net favorable variance of $0.4 million.

    Soda products sales Year to Date FY 1997 were $59.5 million or $6.3 million higher than Year to Date FY 1996. Increased ANSAC soda ash sales generated favorable volume and price variances of $4.0 million and $0.9 million, respectively. Higher soda ash prices in domestic markets provided a favorable price variance of $3.0 million, which was partially offset by unfavorable domestic soda ash volume variances of $1.2 million. Other export soda ash volume variances were an unfavorable $1.4 million. Sodium sulfate generated favorable price variances of $1.7 million which were offset by unfavorable volume variances of $2.7 million. Sodium bicarbonate contributed favorable volume and price variances of $1.6 million and $0.4 million, respectively, due to increased production which allowed expansion into export markets as well as increased domestic sales.

    Boron chemical sales Year to Date FY 1997 were $32.0 million or flat compared to Year to Date FY 1996. Favorable price variances of $0.2 million were offset by unfavorable volume variances of $0.2 million.

     Specialty potash fertilizer sales were $23.5 million Year to Date or $0.8 million higher than Year to Date FY 1996. The favorable variance was due to increased export volume which generated favorable volume variances of $1.0 million. The higher volumes were largely a result of increased market share. Export potash prices were down slightly Year to Date FY 1997 compared to Year to Date FY 1996 due to a change in customer mix generating an unfavorable price variance of $0.2 million.

    Other product sales were $6.5 million Year to Date FY 1997 or $1.6 million higher than Year to Date FY 1996, due largely to increased sales of magnesium chloride and increased revenue from other service subsidiaries of the Company, Trona Railway Company and North American Terminals, Inc. Magnesium chloride sales were $1.2 million higher than Year to Date FY 1996 resulting from favorable price and volume variances.

    Cost of sales was $156.0 million or 81.3% of net sales Year to Date FY 1997 compared to $150.8 million or 83.6% of net sales Year to Date FY 1996. Cost of sales decreased due to lower maintenance costs Year to Date FY 1997 versus Year to Date FY 1996 related to the every-other-year Searles Valley facilities shut-down which occurred Year to Date FY 1996. Reductions in fuel and royalties contributed $2.5 million to the reduction in cost of sales. Increased production of rock salt due to low inventories remaining after the winter of 1995/1996 contributed to the favorable variance in Year to Date FY 1997 as did increased soda ash production. Partially offsetting these Year to Date FY 1997 favorable variances was the impact of decreased production of boron chemical products and sodium sulfate.

    Gross profit Year to Date FY 1997 was $36.0 million versus $29.6 million Year to Date FY 1996. The favorable variance is due to the higher sales and lower cost of sales discussed above.

    Selling, general and administrative expenses were relatively unchanged, decreasing $0.6 million Year to Date FY 1997 compared to Year to Date FY 1996. Selling, general and administrative expenses were 14.1% of net sales Year to Date FY 1997 compared to 15.3% of net sales Year to Date FY 1996, due primarily to lower selling expenses.

    Operating income was $9.0 million Year to Date FY 1997 versus $2.0 million Year to Date FY 1996 for the reasons discussed above.

    Year to Date FY 1997 interest expense was $1.9 million higher than Year to Date FY 1996. The increase in interest expense is due to higher average long-term debt balances Year to Date FY 1997 versus Year to Date FY 1996 combined with interest capitalized on construction in process being $0.4 million lower Year to Date FY 1997 versus Year to Date FY 1996. The higher average debt balances result primarily from borrowings to finance an increased seasonal build up of rock salt inventories and a build up of soda ash inventories.

    An exchange loss of $0.6 million related to the translation of United States dollar-denominated debt of Sifto into Canadian dollars was recorded Year to Date FY 1997 compared to a translation gain of $2.1 million Year to Date FY 1996.

    Other income/expense Year to Date FY 1997 was $0.8 million unfavorable to Year to Date FY 1996 due largely to a loss of $0.4 million on the closure of a salt packaging facility in Tampa, Florida.

    A $0.2 million provision for income taxes was recorded Year to Date FY 1997 primarily relating to a provision for current U.S. alternative minimum tax partially offset by Sifto's current operating loss tax benefit. A $0.4 million benefit for income taxes was recorded Year to Date FY 1996 for the same reason; however, the benefit relating to Sifto's operating loss exceeded the provision for U.S. alternative minimum tax. While the Company has recognized the full tax benefit associated with Sifto's current operating loss, income tax benefits associated with the U.S. Year to Date FY 1997 loss have not been recognized as future realization is uncertain.

    A net loss of $32.7 million was recorded Year to Date FY 1997 compared to a net loss of $33.6 million Year to Date FY 1996 due to the factors described above.

Liquidity, Capital Resources and Financial Condition

Liquidity:

    The Company's accounts receivable and inventory levels can vary by as much as $50.0 million during the year. Generally, inventories build in the second and third fiscal quarters and accounts receivable increase in the third and fourth fiscal quarters. During the third quarter deicing road salt inventories are increased in preparation for the winter season. The harvesting of the solar ponds at the Ogden facility also takes place in the third quarter, adding to the inventory levels. Inventories begin to decline in the fourth quarter and accounts receivable increase as highway salt sales and specialty potash fertilizer sales peak during this period. Cash requirements rapidly decline at the end of the fourth fiscal quarter and the early part of the next fiscal year first fiscal quarter as accounts receivable are converted into cash.

Year to Date FY 1997 Cash Flows:

    Year to Date FY 1997 cash used in operating activities was $17.8 million or $3.3 million less than cash used in operating activities Year to Date
FY 1996. One of the primary changes in the use of cash for operating activities relates to the accrual of cash interest on the Senior Secured Discount Notes in Year to Date FY 1997 versus the accretion of interest in Year to Date FY 1996 of $11.8 million. Receivables provided $14.7 million more cash Year to Date
FY 1997 versus Year to Date FY 1996 due to the high Third and Fourth Quarter
FY 1996 sales which remained in receivables at year-end FY 1996. The buildup of salt and soda ash inventories used $2.0 million more cash Year to Date
FY 1997 versus Year to Date FY 1996. Other assets used $6.4 million more cash Year to Date FY 1997 compared to Year to Date FY 1996 primarily due to prepaid interest expense related to the Argus Utilities financing. Accounts payable, accrued expenses and other noncurrent liabilities used $4.3 million less cash Year to Date FY 1997 compared to Year to Date FY 1996 primarily due to a $5 million deposit received in connection with the ECMC prepayment (see Note 5 of the Notes to Financial Statements).

    Year to Date FY 1997 cash used in investing activities was $14.4 million or $6.7 million less than Year to Date FY 1996. Capital spending used $13.1 million or $4.5 million less than Year to Date FY 1996 due to lower capital spending on strategic projects, including the Long Range Process Plan at Searles Valley which was substantially completed in FY 1996. Other investing activities was $1.7 million lower due primarily to $1.6 million invested in the joint venture, White River Nahcolite Limited Liability Co., in Year to Date FY 1996. The Company purchased the remaining 50% interest in the joint venture in the Second Quarter of FY 1996. Additionally capitalized interest Year to Date
FY 1997 was $0.4 million less than Year to Date FY 1996, and proceeds from sales of property, plant and equipment were higher by $0.1 million.

    Year to Date FY 1997 cash provided by financing activities was $23.1 million or $13.4 million less than cash provided by financing activities Year to Date
FY 1996. Net revolver payments were $43.1 million compared to net revolver borrowings of $40.5 million Year to Date FY 1996, primarily a result of the proceeds received from the sale and leaseback of the Argus Utilities of $75.0 million (discussed below) as well as the reduced capital expenditures of $4.5 million in Year to Date FY 1997. Payments on long term debt were $1.6 million higher, primarily due to the new debt related to the Argus Utilities and higher capital lease payments. Capitalized finance costs Year to Date FY 1997 were $4.7 million or $3.6 million higher than Year to Date FY 1996 relating to the sale of the Argus Utilities. Other financing activities used $0.1 million Year to Date FY 1997 or $0.4 million lower than Year to Date FY 1996.

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

    2. In July 1996, NACC entered into an agreement for the sale and leaseback of an electric and steam generating facility associated with its Searles Valley soda ash facilities (the "Argus Utilities"). Under the terms of the agreement the Argus Utilities were sold to two institutional investors for $75 million, (approximately $70 million in cash, net of related expenses and taxes). Proceeds were used to paydown the outstanding balance under the Company's revolving credit agreement. The Company has agreed to provide a $15 million letter of credit as additional credit support.

    3. On September 30, 1996 NACC reached an agreement with a steam provider who would prepay a portion of the amounts due under the ECMC Agreement. NACC received approximately $23 million in cash.

    The Company believes that the above actions, internal cash generated from operations plus liquidity provided by its revolving credit facilities will be adequate to meet the Company's anticipated working capital needs during the term of such facilities. As of October 26, 1996, the Company had $37.3 million of available borrowing capacity under its revolving credit agreements.

Environmental Matters

    The nature of the Company's business requires a continual monitoring of compliance with all applicable environmental laws and regulations. At September 28, 1996, the Company had recorded $2.6 million of current liabilities and $13.7 million of other noncurrent liabilities to reflect the estimated future costs associated with environmental matters. Management believes that the outcome of known environmental contingencies will not have a material effect on the operations, financial condition or liquidity of the Company.

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

The table below reflects the seasonality of the Company's business ($ 000's).


                                    Fiscal Year 1996 by Quarter
                          -----------------------------------------------
                             1st          2nd          3rd          4th
                          ---------    ---------    ----------   ---------
Operating Data:
Net sales................ $ 87,379    $ 93,018     $ 133,461    $ 161,617
Gross profit.............   10,483      19,101        40,131       54,719
Operating income (loss)..   (3,749)      5,796        24,882       26,188
Interest expense.........   20,042      20,910        21,479       22,507
Net income (loss)........  (21,146)    (12,426)        1,957        2,873


                          Fiscal Year 1997 by Quarter
                          ---------------------------
                             1st         2nd
                          ---------   ---------
Operating Data:
Net sales................ $ 99,581    $ 92,337
Gross profit.............   18,103      17,854
Operating income.........    4,138       4,841
Interest expense.........   20,533      22,293
Net loss.................  (15,092)    (17,589)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 6. Exhibits and Reports on Form 8-K

(a) All exhibits otherwise required in connection with this quarterly report on Form 10-Q have heretofore been filed with the Securities and Exchange Commission except as follows:

    None


(b) Reports on Form 8-K

    None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Harris Chemical North America, Inc.
                                              (Registrant)


Date:  November 11, 1996                  Emanuel J. Di Teresi
       -----------------               --------------------------
                                         (Emanuel J. Di Teresi)
                                       (Senior Vice President and
                                        Chief Financial Officer)
                                       (Chief Accounting Officer)