Form 10-Q
period 1996-12-28
HARRIS CHEMICAL NORTH AMERICA INC
filed 1997-02-11
CIK 910711

------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10 - Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 28, 1996

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

                               Yes (X)   No ( )

The number of shares outstanding of the registrant's Common stock at December 28, 1996 was 1,000 shares. All of such shares are owned by Harris Chemical Group, Inc.





------------------------------------------------------------------------------

                HARRIS CHEMICAL NORTH AMERICA, INC.

         FORM 10-Q For the Quarter ended December 28, 1996

                               Index

                                                          Page #
                                                          ------
PART I   Financial Information

Item 1   Financial Statements                                3

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 14

PART II  Other Information

Item 1   Legal Proceedings                                   22

Item 6   Exhibits and Reports on Form 8-K                    22

Signature Page                                               23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                     HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    (in thousands) (Unaudited)

                                                December 23,    March 30,    December 28,
                                                    1995           1996          1996
                                                -------------   ----------   -------------
                   ASSETS
Current assets:
  Cash and cash equivalents.................... $    -          $   9,093    $    -
  Trade accounts receivable, less allowance for
  doubtful accounts of $938 at December 23,
  1995, $2,336 at March 30, 1996 and $1,592 at
  December 28, 1996............................   115,014         109,542      126,082
  Other receivables............................     7,857           9,572        8,756
  Inventories..................................   117,531         103,255      122,704
  Deferred income taxes........................     7,121           6,235        6,073
  Other........................................     6,123           4,787        7,611
                                                ----------      ----------   ----------
    Total current assets.......................   253,646         242,484      271,226
Property, plant and equipment, net.............   412,388         403,286      386,152
Investments....................................     1,576           1,989        1,989
Deferred financing costs.......................    25,385          23,840       25,442
Other..........................................     7,379           6,374        6,547
                                                ----------      ----------   ----------
    Total assets............................... $ 700,374       $ 677,973    $ 691,356
                                                ==========      ==========   ==========
      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current portion of long-term debt............ $  12,540       $   6,788    $   8,454
  Accounts payable.............................    64,676          66,301       61,744
  Accrued expenses.............................    18,610          19,442       20,796
  Accrued salaries and wages...................    11,832          13,658       11,529
  Accrued interest.............................    12,512          24,234       23,482
  Income taxes payable.........................       702           1,181        1,228
                                                ----------      ----------   ----------
    Total current liabilities..................   120,872         131,604      127,233
Long-term debt, net of current portion.........   821,522         785,470      810,035
Deferred income taxes..........................    21,215          22,865       23,900
Other noncurrent liabilities...................    19,269          18,964       38,469
Commitments and contingencies
Common stockholder's deficit:
  Common stock, at par.........................       -               -            -
  Additional paid-in capital...................   107,253         103,441      103,441
  Cumulative translation adjustment............    (3,315)         (3,343)      (3,423)
  Common stockholder's receivable..............    (5,624)         (3,083)      (3,436)
  Accumulated deficit..........................  (380,818)       (377,945)    (404,863)
                                                ----------      ----------   ----------
    Total common stockholder's deficit.........  (282,504)       (280,930)    (308,281)
                                                ----------      ----------   ----------
    Total liabilities and common stockholder's
      deficit.................................. $ 700,374       $ 677,973    $ 691,356
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

                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands)
                                      (Unaudited)

                                             Thirteen weeks ended       Thirty-nine weeks ended
                                          --------------------------- ---------------------------
                                          December 23,  December 28,  December 23,  December 28,
                                              1995         1996           1995         1996
                                          ------------  ------------  ------------  ------------
Net sales................................ $ 133,464     $ 151,068      $ 313,859     $ 342,986
Cost of sales............................    93,333       104,353        244,144       260,314
                                          ----------    ----------     ----------    ----------
    Gross profit.........................    40,131        46,715         69,715        82,672

Selling, general and
  administrative expenses................    15,249        14,498         42,786        41,476
                                          ----------    ----------     ----------    ----------
    Operating income.....................    24,882        32,217         26,929        41,196

Other income (expense):
  Interest expense.......................   (21,479)      (24,485)       (62,431)      (67,311)
  Foreign currency
    transaction gain (loss)..............      (380)         (143)         1,751          (749)
  Other, net.............................     1,500         1,218          4,265         3,179
                                          ----------    ----------     ----------    ----------
    Income (loss) before taxes...........     4,523         8,807        (29,486)      (23,685)
Provision for income taxes...............     2,566         3,044          2,129         3,233
                                          ----------    ----------     ----------    ----------
    Net income (loss).................... $   1,957     $   5,763      $ (31,615)    $ (26,918)
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

                  HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (Unaudited)

                                                           Thirty-nine weeks ended
                                                         ---------------------------
                                                         December 23,   December 28,
                                                             1995           1996
                                                         ------------   ------------
Cash flows from operating activities:
  Net loss.............................................  $ (31,615)     $ (26,918)
  Adjustments to reconcile net loss to net cash flows
  from operating activities:
    Depreciation.......................................     40,951         41,469
    Finance fee amortization...........................      4,196          3,963
    Operating amortization.............................        546            457
    Accreted interest..................................     17,839            -
    Deferred income taxes..............................        885          1,420
    Unrealized foreign currency transaction gain            (1,771)          (220)
    Loss on disposal of property, plant and
      equipment........................................          9            545
    Other..............................................        (10)            40
    Changes in operating assets and liabilities:
      Receivables......................................    (21,591)       (15,724)
      Inventories......................................    (29,430)       (19,705)
      Other assets.....................................       (657)        (3,258)
      Accounts payable.................................      4,784         (4,557)
      Accrued expenses and other
        noncurrent liabilities.........................    (15,964)        (7,798)
                                                         ----------     ----------
        Net cash used in operating activities..........    (31,828)       (30,286)
                                                         ----------     ----------
Cash flows from investing activities:
  Capital expenditures.................................    (31,163)       (21,200)
  Capitalized interest.................................     (2,944)        (1,406)
  Proceeds from sales of property, plant and
    equipment..........................................        104            178
  Other................................................     (1,679)           -
                                                         ----------     ----------
        Net cash used in investing activities..........    (35,682)       (22,428)
                                                         ----------     ----------
Cash flows from financing activities:
  Revolver borrowings..................................    114,516        190,186
  Revolver payments....................................    (45,822)      (233,100)
  Principal payments on other long-term debt, including
    capital leases.....................................     (3,960)        (5,758)
  Issuance of long-term debt...........................        -           75,000
  Capitalized finance costs............................     (1,048)        (5,491)
  Prepayment of deferred revenue.......................        -           23,152
  Other................................................     (1,832)          (353)
                                                         ----------     ----------
        Net cash provided by financing activities......     61,854         43,636
                                                         ----------     ----------
Effect of exchange rate changes on cash................          8            (15)
                                                         ----------     ----------

                  HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
                                    (in thousands)
                                      (Unaudited)
                                                           Thirty-nine weeks ended
                                                         ---------------------------
                                                         December 23,   December 28,
                                                             1995           1996
                                                         ------------   ------------

        Net decrease in cash...........................     (5,648)        (9,093)
Cash and cash equivalents, beginning of period.........      5,648          9,093
                                                         ----------     ----------
Cash and cash equivalents, end of period...............  $     -        $     -
                                                         ==========     ==========


Supplemental disclosure of noncash activities:
  Assets acquired under capital leases.................  $   3,474      $   2,754
                                                         ==========     ==========
  Acquisition of White River Nahcolite L.L.C...........  $   9,008            -
                                                         ==========     ==========

      The accompanying notes are an integral part of the financial statements.

           HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Basis of Presentation:

    The accompanying financial statements have not been audited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ("FY") ended March 30, 1996 included in the Company's FY 1996 Form 10-K filed with the Securities and Exchange Commission on July 15, 1996. The balance sheet as of December 23, 1995 is presented to assist in understanding the impact of seasonal fluctuations on the financial condition of the Company. Certain reclassifications have been made to the prior year statement of operations and statement of cash flows to conform with the current year presentation.

2.  Organization:

    The consolidated financial statements include the consolidated accounts of Harris Chemical North America, Inc. ("Harris") and its wholly owned subsidiaries, consisting principally of North American Chemical Company ("NACC"), NAMSCO Inc. ("NAMSCO") and its wholly owned subsidiaries North American Salt Company ("NASC") and Sifto Canada Inc. ("Sifto"), and GSL Corporation ("GSL") and its wholly owned subsidiary Great Salt Lake Minerals Corporation ("GSLMC"). Harris and its direct and indirect subsidiaries are collectively referred to as the "Company." Harris is a wholly owned subsidiary of Harris Chemical Group, Inc. ("HCG").

3.  Details of Inventories and Property, Plant and Equipment:

    Inventories are stated at the lower of cost or market, and consist of the following (in thousands):
                               December 23,   March 30,    December 28,
                                  1995          1996          1996
                               ------------   ----------   ------------
Finished goods................ $    87,005    $  68,951    $    88,964
Raw materials and supplies....      30,526       34,304         33,740
                               ------------   ----------   ------------
Total inventories............. $   117,531    $ 103,255    $   122,704
                               ============   ==========   ============

Property, Plant and Equipment (in thousands):

                               December 23,   March 30,    December 28,
                                  1995          1996          1996
                               ------------   ----------   ------------
At cost....................... $   666,276    $ 666,995    $   690,133
Less accumulated depreciation
and amortization..............     253,888      263,709        303,981
                               ------------   ----------   ------------
Net property, plant and
equipment..................... $   412,388    $ 403,286    $   386,152
                               ============   ==========   ============

    In July 1996, NACC entered into an agreement for the sale and leaseback of an electric and steam generating facility associated with its Searles Valley soda ash facilities (the "Argus Utilities"). This transaction, which raised total proceeds of $75 million, is being accounted for as a financing transaction. In connection with this transaction, the Company extended the useful lives of Argus Utilities plant and equipment with a net book value of $31,000,000 to 15 years to match the terms of the lease. This revision in useful lives reduced depreciation expense and the net loss by $2,565,000 and $4,265,000 in the third quarter of fiscal 1997 and year to date, respectively.

4.  Income Taxes:

    The financial statements for the thirty-nine weeks ended December 28, 1996 reflect an income tax provision of $3,233,000 arising from a loss before provision for income taxes of $23,685,000. The income tax provision relates to U.S. alternative minimum tax and state income tax, Sifto's Canadian income tax and Ontario mining tax.

    The Company believes that some uncertainty exists with the future utilization of its U.S. net operating loss carryforwards. Therefore, in accordance with SFAS 109, the Company has recorded a valuation allowance against deferred income tax assets and has not recognized any income tax benefits associated with its U.S. current year loss.

5.  Deferred Revenue:

    As part of the original NACC acquisition, NACC assumed the seller's obligation under the Emission Controls, Maintenance and Construction Agreement ("ECMC") with a provider of steam. Under the agreement, NACC must maintain certain emission standards and construct environmental upgrades (if required). In consideration of the foregoing, NACC was entitled to receive annual payments from the steam provider ranging from $1.3 million to $7.5 million through 2015. On September 30, 1996, the steam provider agreed to prepay a portion of the amounts due under the ECMC Agreement. NACC received $23.2 million in cash ($5.0 million in July, 1996 and $18.2 million on September 30, 1996). The prepayment has been recorded as deferred revenue to be amortized over the remaining life of the ECMC Agreement at an effective rate of 15.5%.

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

                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                    December 23, 1995
                                (in thousands) (Unaudited)

                      NACC      GSL     NAMSCO    SIFTO     HCNA    Eliminations Consolidated
                   --------- -------- --------- --------- --------- ------------ ------------
Cash.............. $     -   $    -   $     -   $     -   $   2,693 $  (2,693)   $    -
Receivables.......    47,949    8,426    41,764    23,387     1,384       (39)     122,871
Inventories.......    43,846   17,800    38,195    19,002       -      (1,312)     117,531
Other current
 assets...........    10,065      641       544     1,547       447       -         13,244
Property, plant
 equipment, net...   242,625   41,865    62,836    65,062       -         -        412,388
Investment in
 Sifto............      -         -       2,513       -         -      (2,513)         -
Other.............     6,051       13     1,826     3,110   339,468  (316,128)      34,340
                   --------- -------- --------- --------- --------- ----------   ---------
 Total assets..... $ 350,536 $ 68,745 $ 147,678 $ 112,108 $ 343,992 $(322,685)   $ 700,374
                   ========= ======== ========= ========= ========= ==========   =========
Total current
 liabilities...... $  60,145 $ 10,049 $  22,679 $  20,314 $  10,473 $  (2,788)   $ 120,872
Long-term debt....    57,584   10,866    52,854   116,741   583,477       -        821,522
Other noncurrent
 liabilities......    88,752  (10,822)  (26,666)  (28,487)   32,546   (14,839)      40,484
Total common
 stockholder's
 equity (deficit).   144,055   58,652    98,811     3,540  (282,504) (305,058)    (282,504)
                   --------- -------- --------- --------- ---------- ---------   ----------
Total liabilities
 and common
 stockholder's
 equity (deficit). $ 350,536 $ 68,745 $ 147,678 $ 112,108 $ 343,992 $(322,685)   $ 700,374
                   ========= ======== ========= ========= ========= ==========   =========

                        CONDENSED CONSOLIDATING BALANCE SHEETS
                                  December 28, 1996
                              (in thousands) (Unaudited)


                      NACC      GSL     NAMSCO    SIFTO     HCNA    Eliminations Consolidated
                   --------- -------- --------- --------- --------- ------------ ------------
Cash.............. $   -     $    -   $    -    $    -    $   2,982 $  (2,982)   $    -
Receivables.......    45,971   16,244    48,680    22,630     1,313       -        134,838
Inventories.......    45,207   18,085    42,333    19,329       -      (2,250)     122,704
Other current
 assets...........     9,293      385       524     2,917       565       -         13,684
Property, plant
 equipment, net...   217,930   41,964    64,344    61,914       -         -        386,152
Investment in
 Sifto............      -        -        2,513      -          -      (2,513)        -
Other.............    10,203       46     2,442     2,428   387,560  (368,701)      33,978
                   --------- -------- --------- --------- --------- ----------   ---------
 Total assets..... $ 328,604 $ 76,724 $ 160,836 $ 109,218 $ 392,420 $(376,446)   $ 691,356
                   ========= ======== ========= ========= ========= ==========   =========
Total current
 liabilities...... $  46,874 $ 15,974 $  25,169 $  21,284 $  20,990 $  (3,058)   $ 127,233
Long-term debt....    98,391    1,529    14,706   110,409   585,000      -         810,035
Other noncurrent
liabilities......     31,876   (9,641)    3,710   (29,009)   94,711   (29,278)      62,369
Total common
 stockholder's
 equity (deficit).   151,463   68,862   117,251     6,534  (308,281) (344,110)    (308,281)
                   --------- -------- --------- --------- ---------  ---------   ----------
Total liabilities
 and common
 stockholder's
 equity (deficit). $ 328,604 $ 76,724 $ 160,836 $ 109,218 $ 392,420 $(376,446)   $ 691,356
                   ========= ======== ========= ========= ========= ==========   =========

                           CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          For the Thirty-nine Weeks Ended December 23, 1995
                                      (in thousands) (Unaudited)

                     NACC       GSL     NAMSCO     SIFTO     HCNA    Eliminations  Consolidated
                   --------  --------  --------  --------  --------  ------------  ------------
Net Sales......... $147,834  $ 45,739  $ 95,814  $ 60,799  $    -    $(36,327)     $ 313,859
Cost of sales.....  131,355    37,195    67,890    43,204       -     (35,500)       244,144
                   --------  --------  --------  --------  --------  ---------     ---------
 Gross profit.....   16,479     8,544    27,924    17,595       -        (827)        69,715
Selling and
 administrative...   16,256     3,862    13,268     8,255     1,145       -           42,786
                   --------  --------  --------  --------  --------  ---------     ---------
 Operating income
 (loss)...........      223     4,682    14,656     9,340    (1,145)     (827)        26,929
Interest expense..      (57)     (145)      531    (8,888)  (53,872)      -          (62,431)
Other income
(expense).........    4,526     4,988    (5,272)    1,774    23,402   (23,402)         6,016
                   --------  --------  ---------  -------  --------  ---------     ---------
 Income (loss)
 before taxes.....    4,692     9,525     9,915     2,226   (31,615)  (24,229)       (29,486)
Income taxes......     -        1,758      (658)    1,454      -         (425)         2,129
                   --------  --------  --------  --------  --------  ---------     ----------
 Net income
 (loss)........... $  4,692   $ 7,767  $ 10,573  $    772  $(31,615) $(23,804)     $ (31,615)
                   ========  ========  ========  ========  ========  =========     ==========



                           CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                           For the Thirty-nine Weeks Ended December 28, 1996
                                      (in thousands) (Unaudited)

                     NACC       GSL     NAMSCO     SIFTO     HCNA    Eliminations Consolidated
                   --------  --------  --------  --------  --------  ------------ ------------
Net Sales......... $152,022  $ 56,632  $101,658  $ 67,503  $   -     $ (34,829)   $ 342,986
Cost of sales.....  129,274    47,769    69,836    46,681      -       (33,246)     260,314
                   --------  --------  --------  --------  --------  ----------   ---------
 Gross profit.....   22,748     8,863    31,822    20,822      -        (1,583)      82,672
Selling and
 administrative...   12,726     4,134    12,323     9,771     2,522       -          41,476
                   --------  --------  --------  --------  --------  ----------   ---------
 Operating income
 (loss)...........   10,022     4,729    19,499    11,051    (2,522)    (1,583)      41,196
Interest expense..   (6,423)     (191)     (420)   (7,910)  (52,367)      -         (67,311)
Other income
(expense).........    4,000     4,838    (5,592)     (816)   27,971    (27,971)       2,430
                   --------  --------  --------- --------  --------  ----------   ---------
 Income (loss)
 before taxes.....    7,599     9,376    13,487     2,325   (26,918)   (29,554)     (23,685)
Income taxes......     -        3,213     4,989     2,558      -        (7,527)       3,233
                   --------  --------  --------  --------  --------- ----------   ----------
 Net income
 (loss)........... $  7,599  $  6,163  $  8,498  $   (233) $(26,918) $ (22,027)   $ (26,918)
                   ========  ========  ========  ========= ========= ==========   ==========

                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                           For the Thirty-nine Weeks Ended December 23, 1995
                                       (in thousands) (Unaudited)

                     NACC      GSL     NAMSCO     SIFTO      HCNA    Eliminations Consolidated
                   --------  -------  --------  --------- ---------  ------------ ------------
Net operating
activities........ $ 38,757  $(1,581) $(22,673) $(19,535) $(12,551)  $ (14,245)    $(31,828)
                   --------  -------- --------  --------- ---------  ----------    ---------
Investing:
 Capital
 expenditures.....  (24,092)  (2,181)   (3,164)   (1,726)     -           -         (31,163)
 Capitalized
 interest.........   (2,944)     -         -         -        -           -          (2,944)
 Proceeds from
 sales............      104      -         -         -        -           -             104
 Other............   (1,679)     -         -         -       6,193      (6,193)      (1,679)
                   --------- -------- --------- --------- ---------  ----------    ---------
  Net investing...  (28,611)  (2,181)   (3,164)   (1,726)    6,193      (6,193)     (35,682)
                   --------- -------- --------- --------- ---------  ----------    ---------
Financing:
 Borrowings.......   19,643   20,580    53,471    20,822      -            -        114,516
 Repayments.......   (9,542) (11,879)  (23,144)   (5,217)     -            -        (49,782)
 Other............  (20,247)  (4,939)   (4,490)      -      (2,800)     29,596       (2,880)
                   --------- -------- --------- --------- ---------  ----------    ---------
  Net financing...  (10,146)   3,762    25,837    15,605    (2,800)     29,596       61,854
                   --------- -------- --------- --------- ---------  ----------    ---------
Exchange rate
changes...........      -        -         -           8      -            -              8
                   --------- -------- --------- --------- ---------  ----------    ---------
  Net decrease in
  cash............      -        -         -      (5,648)   (9,158)      9,158       (5,648)
Cash beginning....      -        -         -       5,648    11,851     (11,851)       5,648
                   --------- -------- --------- --------- ---------  ----------    ---------
Cash ending....... $    -     $  -    $    -    $   -     $  2,693   $  (2,693)    $   -
                   ========= ======== ========= ========= =========  ==========    =========





















                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                           For the Thirty-nine Weeks Ended December 28, 1996
                                       (in thousands) (Unaudited)

                     NACC      GSL     NAMSCO     SIFTO     HCNA    Eliminations Consolidated
                   --------  -------- --------- --------- --------- ------------ ------------
Net operating
activities........ $ 23,542  $16,258 $ (14,061) $  1,985  $(29,392) $ (28,618)   $(30,286)
                   --------  -------- --------- --------- --------- ----------   ---------
Investing:
 Capital
 expenditures.....   (6,273)  (4,506)   (7,484)   (2,937)      -          -       (21,200)
 Capitalized
 interest.........   (1,406)     -         -         -         -          -        (1,406)
 Proceeds from
 sales............       22      -         156       -         -          -           178
 Other............      -        -         -         -     (27,891)    27,891         -
                   --------- -------- --------- --------- --------- ----------   ---------
  Net investing...   (7,657)  (4,506)   (7,328)   (2,937)  (27,891)    27,891     (22,428)
                   --------- -------- --------- --------- --------- ----------   ---------
Financing:
 Borrowings.......   99,986   21,995    92,502    50,703       -          -       265,186
 Repayments.......  (46,804) (29,519) (120,591)  (41,944)      -          -      (238,858)
 Other............  (69,067)  (4,228)   49,478   (16,885)   57,854        156      17,308
                   --------- -------- --------- --------- --------- ----------   ---------
  Net financing...  (15,885) (11,752)   21,389    (8,126)   57,854        156      43,636
                   --------- -------- --------- --------- --------- ----------   ---------
Exchange rate
changes...........      -        -         -         (15)      -          -           (15)
                   --------- -------- --------- --------- --------- ----------   ---------
Net decrease in
cash..............      -        -         -      (9,093)      571       (571)     (9,093)
Cash beginning....      -        -         -       9,093     2,411     (2,411)      9,093
                   --------- -------- --------- --------- --------- ----------   ---------
Cash ending....... $    -    $   -    $    -    $    -    $  2,982  $  (2,982)   $    -
                   ========= ======== ========= ========= ========= ==========   =========

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Thirteen Weeks Ended December 28, 1996 Compared With Thirteen Weeks Ended December 23, 1995

    Net sales for the thirteen weeks ended December 28, 1996 (the "Third Quarter FY 1997") were $151.1 million compared to $133.5 million for the thirteen weeks ended December 23, 1995 (the "Third Quarter FY 1996").

    The following table presents the average price per ton, volume and net sales by major product line for the Third Quarter FY 1997 compared to the Third Quarter FY 1996. The average price is not indicative of the different prices for separate products within a category and is affected by changes in the product mix.


                                    Thirteen Weeks Ended
                               -----------------------------------
                               December 23,         December 28,
                                   1995                   1996
                               -------------         -------------
SALT
Volume (000's tons)...........   2,840.0               3,148.0
Price/Ton.....................    $24.31                $22.91
Net Sales ($000's)............   $69,033               $72,124

SODA PRODUCTS
Volume (000's tons)...........     369.5                 353.1
Price/Ton.....................    $82.47                $88.30
Net Sales ($000's)............   $30,472               $31,179

BORON CHEMICALS
Volume (000's tons)...........      38.1                  27.9
Price/Ton.....................   $444.91               $516.74
Net Sales ($000's)............   $16,951               $14,417

SPECIALTY POTASH FERTILIZERS
Volume (000's tons)...........      98.8                 170.2
Price/Ton.....................   $139.71               $137.98
Net Sales ($000's)............   $13,803               $23,484

OTHER
Net Sales ($000's)............    $3,205                $9,864

TOTAL NET SALES ($000's)......  $133,464              $151,068


    Third Quarter FY 1997 salt sales were $72.1 million or $3.1 million higher than in Third Quarter FY 1996. Actual tons sold increased 10.8%, generating a favorable volume variance of $0.8 million. Additionally, increased prices and improved mix generated net favorable price variances of $2.3 million.

    Increased volume in the highway salt business generated a $6.0 million favorable volume variance primarily due to higher highway salt demand in Third Quarter FY 1997 caused by heavy snowfalls in the U.S. and Canada. This favorable volume variance was partially offset by unfavorable price variances of $1.0 million. General trade salt sales volumes were lower in Third Quarter FY 1997 compared to Third Quarter FY 1996 generating a $5.1 million unfavorable volume variance which was partially offset by favorable price variances of $2.8 million. Chemical salt sales volumes were slightly lower in Third Quarter
FY 1997 compared to Third Quarter FY 1996 generating a $0.1 million unfavorable volume variance which was offset by favorable price variances of $0.5 million.

    Third Quarter FY 1997 soda products (soda ash, sodium sulfate and sodium bicarbonate) sales were $31.2 million or $0.7 million higher than in Third Quarter FY 1996. Increased ANSAC soda ash sales due to the timing of shipments generated a $0.2 million favorable volume variance which was partially offset by an unfavorable price variance of $0.1 million. Higher soda ash prices in domestic markets provided a favorable price variance of $1.3 million, which was partially offset by unfavorable domestic soda ash volume variances of $0.6 million due to some softness in domestic soda ash demand. Other export soda ash volume variances were an unfavorable $1.0 million. Sodium sulfate generated favorable price variances of $0.5 million which were offset by unfavorable volume variances of $0.2 million. Sodium bicarbonate contributed favorable volume and price variances of $0.4 million and $0.2 million, respectively, due to increased production which allowed expansion into export markets as well as increased domestic sales.

    Boron chemical sales were $14.4 million or $2.5 million lower than in Third Quarter FY 1996. The unfavorable variance is due to unfavorable volume variances of $2.8 million partially offset by favorable price variances of $0.3 million. The unfavorable volume variances result from a shortfall in the production of crude borax.

    Specialty potash fertilizer sales were $23.5 million or $9.7 million higher than in Third Quarter FY 1996. The favorable variance was due to increased export volume which generated net favorable variances of $9.1 million. The higher volumes were largely due to two significant export sales in the Third Quarter FY 1997. Export potash prices were lower than in Third Quarter FY 1996 due to customer mix.

    Other product sales were $9.9 million or $6.7 million higher than in Third Quarter FY 1996. The increase in other product sales is primarily due to NACC's service subsidiaries which generated a favorable revenue variance of $5.0 million. Additionally, magnesium chloride sales were $1.2 million higher than Third Quarter FY 1996 resulting from favorable volume variances partially offset by unfavorable price variances.

    Cost of sales was $104.4 million or 69.1% of net sales in Third Quarter
FY 1997 compared to $93.3 million or 69.9% of net sales in Third Quarter
FY 1996. The decrease in the cost of sales percentage in Third Quarter FY 1997 is related to lower operating costs including maintenance.

    Gross profit in Third Quarter FY 1997 versus Third Quarter FY 1996 increased by $6.6 million due to higher sales and lower cost of sales discussed above.

    Selling, general and administrative expenses were $14.5 million or $0.8 million lower than in Third Quarter FY 1996 due to lower payroll costs, incentive compensation and selling expenses. Selling, general and administrative expenses were 9.6% of net sales compared to 11.4% of net sales in the prior year.

    Operating income was $32.2 million in Third Quarter FY 1997 versus $24.9 million in Third Quarter FY 1996 for the reasons discussed above.

    Third Quarter FY 1997 interest expense was $3.0 million higher than Third Quarter FY 1996. The increase in interest expense is due to higher average long-term debt balances in Third Quarter FY 1997 versus Third Quarter FY 1996, higher interest rates on the new debt related to the Argus Utilities transaction (see Note 3) and interest capitalized on construction in process being $1.1 million lower in Third Quarter FY 1997 versus Third Quarter FY 1996. The higher average debt balances result primarily from borrowings to finance an increased seasonal build up of rock salt inventories and a build up of soda ash inventories.

    An exchange loss of $0.1 million related to the translation of United States dollar-denominated debt of Sifto into Canadian dollars was recorded in the Third Quarter FY 1997 compared to a translation loss of $0.4 million in the Third Quarter FY 1996.

    Other income/expense in Third Quarter FY 1997 was $0.3 million unfavorable to Third Quarter FY 1996.

    A $3.0 million provision for income taxes was recorded in Third Quarter FY 1997 primarily relating to current U.S. alternative minimum tax and state income taxes, Sifto's Canadian income tax and Ontario mining tax. A $2.6 million provision for income taxes was recorded in Third Quarter FY 1996 for the same reason.

    Net income of $5.8 million was recorded for Third Quarter FY 1997 compared to net income of $2.0 million in Third Quarter FY 1996 due to the factors described above.

Thirty-nine Weeks Ended December 28, 1996 Compared With Thirty-nine Weeks Ended December 23, 1995

    Net sales for the thirty-nine weeks ended December 28, 1996 (the "Year to Date FY 1997") were $343.0 million compared to $313.9 million for the thirty-nine weeks ended December 23, 1995 (the "Year to Date FY 1996").

    The following table presents the average price per ton, volume and net sales by major product line Year to Date FY 1997 compared to Year to Date
FY 1996. The average price is not indicative of the different prices for separate products within a category and is affected by changes in the product mix.


                                     Thirty-nine Weeks Ended
                               -----------------------------------
                               December 23,          December 28,
                                   1995                   1996
                               -------------         -------------
SALT
Volume (000's tons)...........   5,206.4               5,573.6
Price/Ton.....................    $26.25                $25.58
Net Sales ($000's)............  $136,642              $142,552

SODA PRODUCTS
Volume (000's tons)...........   1,047.1               1,008.3
Price/Ton.....................    $79.87                $89.92
Net Sales ($000's)............   $83,627               $90,667

BORON CHEMICALS
Volume (000's tons)...........     110.4                  94.4
Price/Ton.....................   $443.59               $491.25
Net Sales ($000's)............   $48,972               $46,374

SPECIALTY POTASH FERTILIZERS
Volume (000's tons)...........     263.1                 334.1
Price/Ton.....................   $138.73               $140.73
Net Sales ($000's)............   $36,499               $47,017

OTHER
Net Sales ($000's)............    $8,119               $16,376

TOTAL NET SALES ($000's)......  $313,859              $342,986


    Salt sales were $142.6 million Year to Date FY 1997 or $5.9 million higher than in Year to Date FY 1996. Actual tons sold increased 7.1%, generating favorable price and volume variances of $4.8 million and $1.1 million, respectively.

    Increased volume in the highway salt business generated a $8.9 million favorable volume variance primarily due to higher highway salt demand in Year to Date FY 1997 caused by heavy snowfalls in the U.S. and Canada in Year to Date FY 1997 and higher shipments in the First Quarter FY 1997 following the strong winter season of 1995/1996. This favorable volume variance was partially offset by unfavorable price variances of $1.5 million. General trade salt sales volumes were lower in Year to Date FY 1997 compared to Year to Date FY 1996 generating a $6.9 million unfavorable volume variance which was partially offset by favorable price variances of $5.5 million. Chemical salt sales volumes were lower in Year to Date FY 1997 compared to Year to Date FY 1996 generating a $0.9 million unfavorable volume variance which was partially offset by favorable price variances of $0.8 million.

    Soda products sales Year to Date FY 1997 were $90.7 million or $7.0 million higher than Year to Date FY 1996. Increased ANSAC soda ash sales generated favorable volume and price variances of $4.3 million and $0.7 million, respectively. Higher soda ash prices in domestic markets provided a favorable price variance of $4.4 million, which was partially offset by unfavorable domestic soda ash volume variances of $1.8 million due to some softness in domestic soda ash demand. Other export soda ash volume variances were an unfavorable $2.5 million partially offset by a favorable price variance of $0.1 million. Sodium sulfate generated favorable price variances of $2.3 million which were offset by unfavorable volume variances of $3.0 million resulting from a shortfall in production. Sodium bicarbonate contributed favorable volume and price variances of $1.3 million and $1.2 million, respectively, due to increased production which allowed expansion into export markets as well as increased domestic sales.

    Boron chemical sales Year to Date FY 1997 were $46.4 million or $2.6 million lower than Year to Date FY 1996. Unfavorable volume variances of $3.2 million were partially offset by favorable price variances of $0.6 million. The unfavorable volume variances result from a shortfall in the production of crude borax.

     Specialty potash fertilizer sales were $47.0 million Year to Date FY 1997 or $10.5 million higher than Year to Date FY 1996. The favorable variance was due to increased export volume which generated net favorable variances of $11.2 million. The higher volumes were largely due to two significant export sales in the Third Quarter FY 1997. Export potash prices were lower Year to Date
FY 1997 compared to Year to Date FY 1996 due to a change in customer mix.

    Other product sales were $16.4 million Year to Date FY 1997 or $8.3 million higher than Year to Date FY 1996, due largely to NACC's service subsidiaries which generated a favorable revenue variance of $6.3 million. Magnesium chloride sales were $0.8 million higher than Year to Date FY 1996 resulting from favorable volume variances partially offset by unfavorable price variances.

    Cost of sales was $260.3 million or 75.9% of net sales Year to Date FY 1997 compared to $244.1 million or 77.8% of net sales Year to Date FY 1996. The decrease in the cost of sales percentage is due to lower maintenance costs Year to Date FY 1997 versus Year to Date FY 1996 related to the every-other-year Searles Valley facilities shut-down which occurred Year to Date FY 1996. Increased production of rock salt due to low inventories remaining after the winter of 1995/1996 and higher Year to Date FY 1997 sales contributed to the favorable variance in Year to Date FY 1997 as did increased soda ash production. Partially offsetting these Year to Date FY 1997 favorable variances was the impact of decreased production of boron chemical products and sodium sulfate.

    Gross profit Year to Date FY 1997 was $82.7 million versus $69.7 million Year to Date FY 1996. The favorable variance is due to the higher sales and lower cost of sales discussed above.

    Selling, general and administrative expenses were $41.5 million or $1.3 million lower than in Year to Date FY 1996. Selling, general and administrative expenses were 12.1% of net sales Year to Date FY 1997 compared to 13.6% of net sales Year to Date FY 1996, due primarily to lower payroll costs and selling expenses.

    Operating income was $41.2 million Year to Date FY 1997 versus $26.9 million Year to Date FY 1996 for the reasons discussed above.

    Year to Date FY 1997 interest expense was $4.9 million higher than Year to Date FY 1996. The increase in interest expense is due to higher average long-term debt balances Year to Date FY 1997 versus Year to Date FY 1996, higher interest rates on the new debt related to the Argus Utilities transaction (see
Note 3) and interest capitalized on construction in process being $1.5 million lower Year to Date FY 1997 versus Year to Date FY 1996. The higher average debt balances result primarily from borrowings to finance an increased seasonal build up of rock salt inventories and a build up of soda ash inventories.

    An exchange loss of $0.7 million related to the translation of United States dollar-denominated debt of Sifto into Canadian dollars was recorded Year to Date FY 1997 compared to a translation gain of $1.7 million Year to Date FY 1996.

    Other income/expense Year to Date FY 1997 was $1.1 million unfavorable to Year to Date FY 1996 due largely to a loss of $0.4 million on the closure of a salt packaging facility in Tampa, Florida.

    A $3.2 million provision for income taxes was recorded Year to Date FY 1997 primarily relating to current U.S. alternative minimum tax and state income taxes, Sifto's Canadian income tax and Ontario mining tax. A $2.1 million provision for income taxes was recorded Year to Date FY 1996 for the same reason.

    A net loss of $26.9 million was recorded Year to Date FY 1997 compared to a net loss of $31.6 million Year to Date FY 1996 due to the factors described above.

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

Year to Date FY 1997 Cash Flows:

    Year to Date FY 1997 cash used in operating activities was $30.3 million or $1.5 million less than cash used in operating activities Year to Date
FY 1996. One of the primary changes in the use of cash for operating activities relates to the accrual of cash interest on the Senior Secured Discount Notes in Year to Date FY 1997 versus the accretion of interest in Year to Date FY 1996 of $17.8 million. Receivables used $5.9 million less cash Year to Date FY 1997 versus Year to Date FY 1996 due to the high Third and Fourth Quarter FY 1996 sales which remained in receivables at year-end FY 1996. Inventories used $9.7 million less cash Year to Date FY 1997 versus Year to Date FY 1996 due to higher sales in Year to Date FY 1997. Other assets used $2.6 million more cash Year to Date FY 1997 compared to Year to Date FY 1996 primarily due to prepaid interest expense related to the Argus Utilities transaction. Accounts payable, accrued expenses and other noncurrent liabilities used $1.2 million more cash Year to Date FY 1997 compared to Year to Date FY 1996.

    Year to Date FY 1997 cash used in investing activities was $22.4 million or $13.3 million less than Year to Date FY 1996. Capital spending used $21.2 million or $10.0 million less than Year to Date FY 1996 due to lower capital spending on strategic projects, including the Long Range Process Plan at Searles Valley which was substantially completed in FY 1996. Other investing activities was $1.7 million lower due primarily to $1.6 million invested in the joint venture, White River Nahcolite Limited Liability Co., in Year to Date FY 1996. The Company purchased the remaining 50% interest in the joint venture in the Second Quarter of FY 1996. Additionally capitalized interest in Year to Date
FY 1997 was $1.5 million less than Year to Date FY 1996, and proceeds from sales of property, plant and equipment were higher by $0.1 million.

    Year to Date FY 1997 cash provided by financing activities was $43.6 million or $18.2 million less than cash provided by financing activities in Year to Date FY 1996. Net revolver payments were $42.9 million compared to net revolver borrowings of $68.7 million Year to Date FY 1996, primarily a result of the proceeds received from the sale and leaseback of the Argus Utilities of $75.0 million and proceeds of $23.2 million from the prepayment of deferred revenue (See Note 5) as well as reduced capital expenditures of $10.0 million in Year to Date FY 1997. Payments on long-term debt were $1.8 million higher, primarily due to the new debt related to the Argus Utilities transaction and higher capital lease payments. Capitalized finance costs Year to Date FY 1997 were $5.5 million or $4.4 million higher than Year to Date FY 1996 due to fees and costs incurred related to the Argus Utilities transaction. Other financing activities used $0.4 million in Year to Date FY 1997 or $1.5 million less than in Year to Date FY 1996 due to an increase in the stockholder's receivable in

Year to Date FY 1996.

    The Company believes that internal cash generated from operations plus liquidity provided by its revolving credit facilities will be adequate to meet the Company's anticipated working capital needs during the term of such facilities. As of January 25, 1997, the Company had $69.9 million of available borrowing capacity under its revolving credit agreements.

Environmental Matters

    The nature of the Company's business requires a continual monitoring of compliance with all applicable environmental laws and regulations. At
December 28, 1996, the Company had recorded $3.0 million of current liabilities and $12.7 million of other noncurrent liabilities to reflect the estimated future costs associated with environmental matters. Management believes that the outcome of known environmental contingencies will not have a material effect on the operations, financial condition or liquidity of the Company.

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


                                    Fiscal Year 1996 by Quarter
                          -----------------------------------------------
                             1st          2nd          3rd          4th
                          ---------    ---------    ----------   ---------
Operating Data:
Net sales................ $ 87,379    $ 93,016     $ 133,464    $ 161,617
Gross profit.............   10,483      19,101        40,131       54,719
Operating income (loss)..   (3,749)      5,796        24,882       26,188
Interest expense.........   20,042      20,910        21,479       22,507
Net income (loss)........  (21,146)    (12,426)        1,957        2,873

                              Fiscal Year 1997 by Quarter
                          ------------------------------------
                             1st          2nd          3rd
                          ---------    ---------    ----------
Operating Data:
Net sales................ $ 99,581    $ 92,337     $ 151,068
Gross profit.............   18,103      17,854        46,715
Operating income.........    4,138       4,841        32,217
Interest expense.........   20,533      22,293        24,485
Net income (loss)........  (15,092)    (17,589)        5,763


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    Reference is made to Item 3 of the Harris Chemical North America, Inc. ("HCNA") Form 10-K for the fiscal year ended March 30, 1996 as it relates to Environmental Issues - Air Issues. The United States Department of Justice has lodged a consent decree in Federal District Court in California that was negotiated with HCNA's subsidiary North American Chemical Company ("NACC"), which, when entered by the Court, will resolve outstanding United States Environmental Protection Agency notices of air violations for the Searles Valley operations. The Consent Decree requires NACC to install pollution controls (selective catalytic reduction), estimated to cost $2.3 million, on a gas turbine at NACC's West End facility, to pay a civil penalty of $320,000 and to spend $140,000 on a supplemental environmental project to pave certain roads to reduce dust emissions. The majority of the funds will be spent in FY 1998.

    The Consent Decree is not a final settlement until it undergoes a public comment period and is thereafter entered by the Court. The United States has filed a complaint and lodged the consent decree simultaneously in federal district court in the Central District of California. The Consent Decree is subject to public comment for 30 days before the United States seeks Court approval and entry of the decree. Notice of the settlement will appear in the Federal Register. Court entry is expected in Spring 1997.

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


Date:  February 11, 1997                  Emanuel J. Di Teresi
       -----------------               --------------------------
                                         (Emanuel J. Di Teresi)
                                       (Senior Vice President and
                                        Chief Financial Officer)
                                       (Chief Accounting Officer)