Form 10-K
period 1997-03-29
HARRIS CHEMICAL NORTH AMERICA INC
filed 1997-06-27
CIK 910711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended March 29, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from ___ to ___

                         Commission file number 33-67546

                       HARRIS CHEMICAL NORTH AMERICA, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                               48-1135402
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification Number)

                           399 Park Avenue, 32nd Floor
                            New York, New York 10022
               (Address of principal executive offices)(Zip Code)

                                 (212) 207-6400
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of the Act:
                                     None
               Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares outstanding of the registrant's common stock at March 29, 1997 was 1,000 shares. All of such shares are owned by Harris Chemical Group, Inc.

This document consists of 60 sequentially numbered pages. The exhibit index can be found on page 56 of the sequential numbering system.
                                        1

                                        HARRIS CHEMICAL NORTH AMERICA, INC.

                                FORM 10-K For the Fiscal Year ended March 29, 1997

                                                       Index


Part I            Description                                                                    Page #
------            -----------                                                                    ------
Item 1.           Business....................................................................       3

Item 2.           Properties..................................................................      13

Item 3.           Legal Proceedings...........................................................      15

Item 4.           Submission of Matters to a Vote of Security Holders.........................      16

Part II
Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................................      16

Item 6.           Selected Historical Consolidated Financial Information......................      17

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................      18

Item 8.           Financial Statements........................................................      24

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................................      48

Part III
Item 10.          Directors and Executive Officers of the Registrant..........................      48

Item 11.          Executive Compensation and Other Information................................      51

Item 12.          Security Ownership of Certain Beneficial Owners and Management..............      53

Item 13.          Certain Relationships and Related Transactions..............................      54

Part IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.............      56

Signatures        ............................................................................      59


                       HARRIS CHEMICAL NORTH AMERICA, INC.

                                    FORM 10-K

                                     PART I

Item 1             BUSINESS1

General

     Harris Chemical North America, Inc. ("Harris") was formed in July 1993 for the purpose of becoming a holding company for its principal wholly-owned subsidiaries: North American Chemical Company ("NACC"), NAMSCO Inc. ("NAMSCO") and its subsidiaries North American Salt Company ("NASC") and Sifto Canada Inc. ("Sifto"), and GSL Corporation ("GSL") and its subsidiary Great Salt Lake Minerals Corporation ("GSLMC"). Harris and its direct and indirect subsidiaries are collectively referred to as the "Company."

     The Company is a major producer and marketer of inorganic chemical products, including principally salt, soda products, boron chemicals and specialty potash fertilizers. The Company markets its products throughout the United States and Canada as well as in Asia, the Pacific Rim countries, Latin America and Europe. Revenues derived from markets outside the United States in FY 1997 were approximately $184.7 million or 36.3% of total revenues.

Harris is a wholly owned subsidiary of Harris Chemical Group, Inc. ("HCG"). HCG was formed in 1992. On September 24, 1993 the stockholders of NACC, NAMSCO and GSL exchanged their shares in those companies for shares in HCG. HCG then contributed its shares in NACC, NAMSCO and GSL to Harris. Those transactions are referred to as the "Consolidation."

     Subsequent to the Consolidation, the Company was recapitalized (the "Recapitalization"). As part of the Recapitalization, Harris issued $250 million of 10.25% Senior Secured Discount Notes due July 15, 2001 (the "Discount Notes") and $335 million of 10.75% Senior Subordinated Notes due October 15, 2003 (the "Senior Subordinated Notes") and Sifto issued $100 million of 8.5% Senior Secured Notes due July 15, 2000 (the "Sifto Notes"). The Discount Notes, the Senior Subordinated Notes and the Sifto Notes are collectively referred to herein as the "Notes." The Discount Notes were issued for net proceeds aggregating $200.4 million. NACC, NAMSCO and GSL, collectively, and Sifto have also entered into revolving credit agreements (the "Bank Agreements") providing for borrowings of up to $130 million and $20 million, respectively, secured by inventory and accounts receivable.

     The Company intends to continue its strategy of growth through internal reinvestment and development, as well as through joint ventures and acquisitions, particularly in product markets in which the Company currently competes or in similar areas of the inorganic chemical industry where the Company's existing expertise in technology, process capabilities and marketing can be used to strengthen and improve the acquired business or joint venture. The Bank Agreements restrict the Company's ability to make investments, including acquisitions and entering into joint ventures, without the lenders' consent.

     In addition, the Company continually reviews its businesses and asset base in light of its cash requirements and strategic plans. Based on these reviews, the Company may determine that it is in its best interest to (i) enter into strategic business alliances, including through the possible contribution of assets to joint ventures and/or (ii) offer for sale assets deemed not to be strategic. In July 1996, NACC entered into an agreement for the sale and leaseback of an electric and steam generating facility associated with its Searles Valley Soda Ash Facility ("Argus Utilities"). See Note 7 to the Financial Statements.

     Statements in this report that are forward-looking statements are subject to various risks and uncertainties including but not limited to changes in economic conditions, weather, product demand and industry capacity, competitive products and pricing, price and availability of freight transportation, changes in interest rates and capital markets, manufacturing efficiencies, availability and price of raw materials and critical manufacturing equipment, plant expansion efforts, the international regulatory
--------
     1Unless otherwise stated, all references herein to "dollars" or "$" are to U.S. dollars. References to any particular fiscal year ("FY") mean the 52 or 53 week fiscal year ending on the last Saturday in March of the indicated year.

and trade environment and other risks indicated in this report and other SEC filings. These factors could cause actual results to differ materially from the forward-looking statements set forth herein.

Products

     The Company's net sales (in thousands) by product line and the percentage of net sales represented by such sales during the last three fiscal years are as follows:

Product Line                             FY 1995                       FY 1996                        FY 1997
---------------------------     -------------------------     --------------------------     --------------------------
Salt ......................          $191,917       44.0%           $224,500       47.2%           $235,899        46.4%
Soda products .............           103,247       23.7             115,978       24.4             119,800        23.6
Boron chemicals ...........            67,479       15.5              67,979       14.3              63,051        12.4
Specialty potash
   fertilizers ............            61,453       14.1              55,459       11.7              71,547        14.1
Other .....................            11,768        2.7              11,558        2.4              18,325         3.5
                                -------------   --------      --------------  ---------        ------------    --------
   Net sales ..............          $435,864      100.0%           $475,474      100.0%           $508,622       100.0%
                                =============   ========      ==============  =========        ============    =========


Salt

     Salt is used in a variety of applications, including as a deicer for both highway and consumer use, an ingredient in the production of chemicals for paper bleaching and plastic production, a flavor enhancer and preservative in food, an ingredient and nutrient in animal feeds, and an essential item in both industrial and consumer water softeners. The demand for salt has historically remained relatively stable during economic cycles due to the large variety of uses. However, demand in the highway deicing market is affected by changes in winter weather.

     According to industry data published in 1995, the Company is the second largest producer of salt in North America. The Company expects that its rank will be changed to third upon completion of the proposed acquisition of Akzo Nobel Salt Inc. ("Akzo") by Cargill Inc. ("Cargill"). The Company produced approximately 9.5 million tons of salt in FY 1997 compared to 8.5 million tons in FY 1996. Production activities are conducted at eight facilities, four located primarily in the western United States and four located in Canada. Canadian sales represented approximately 31% of the Company's total sales of salt in FY 1997.

     Markets/Customers. The Company separates sales of salt into three major market segments: general trade, highway deicing and chemical. The general trade segment is the Company's largest segment and accounted for approximately 55% of FY 1997 salt sales. This segment includes consumer applications such as table salt, water conditioning, home ice control, food and meat processing, agricultural applications, including feed mixes, and a variety of industrial applications such as oil refining and drilling, metal processing and tanning.

     Highway deicing constitutes the Company's second largest segment of salt sales accounting for approximately 34% of FY 1997 salt sales. Principal customers are states, provinces and municipalities that purchase bulk salt for ice control on public roadways. Highway salt is sold mostly via a tendered bid contract system with price, product quality and deliverability being the overriding market factors. Since distribution cost is one of the largest single costs in this segment, the location of the source of supply and distribution outlets in relation to the customer is important. The Company has an extensive network of approximately 80 depots for storage and distribution of highway deicing salt. The majority of these depots are located on the Great Lakes and the Mississippi River system.

     Winter weather variability is a factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. During the past five years annual highway deicing sales by the Company ranged from 3.2 million tons to 5.9 million tons per year. Unusually mild weather occurring in the Company's principal deicing markets would adversely affect the Company's sales and earnings. The vast majority of the Company's deicing sales are made in Canada and the northern United States, where winter weather is generally harsher than in other parts of North America.

     The chemical industry accounted for approximately 11% of the Company's FY 1997 salt sales. Principal customers are producers of intermediate chemical products used in pulp bleaching and plastic production that do not have a captive source of brine.

     Sales and Marketing. The general trade market is driven by strong customer relationships. Sales in the general trade business occur through retail channels such as grocery, building supply and hardware stores, automotive stores, feed suppliers, and industrial manufacturers in various industries. Distribution in the U.S. general trade market is channelled through a direct sales force located in various parts of the United States, who sell products to distributors, dealers and end users. The Company also maintains a network of brokers who sell table salt, consumer deicing and water conditioning products. These brokers service wholesale and chain grocery headquarters and retail stores as well as the food service industry.

     The Company has maintained a stable presence in the U.S. general trade market over recent years due to its strong focus on the mid-western region, its distribution network to the grocery trade and its relationships with the large distributors of water conditioning salt. In order to continue to expand its volume and profitability in the general trade market, the Company has focused its efforts on improving its marketing programs in both the Canadian and U.S. markets. These programs include: (i) consolidating its various water conditioning brand names under one umbrella brand name, the "North American Salt Company", (ii) developing a new line of consumer deicing products, sold as the "Guardian" brand name and (iii) differentiating the Company's various brand names through promotional activities.

     The highway deicing customer base consists of states, provinces and municipalities that purchase bulk salt for ice control. Contracts are awarded annually on the basis of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. The bidding process eliminates the need to invest significant time and effort in marketing and advertising. Since the highway deicing business requires little, if any, personal contact with the buyers, the Company maintains a relatively small marketing team for this segment.

     Distribution into the chemical market is made through one-to-five year supply agreements, which are negotiated privately. Price, service and quality of product are the major market requirements.

     Competition. In Canada, the Company's "Sifto" name is well recognized in the general trade market. Competition in the Canadian general trade business comes principally from Windsor Salt, the Canadian operation of Morton International, Inc.
("Morton").

     Competition in the U.S. general trade market is regional in nature. Morton is the only nationally recognized brand name and the majority of sales in the United States are lower priced, nonbranded or "private label" products. Cargill Inc. ("Cargill") and Morton, which both have facilities in Kansas, are the principal competitors with respect to the Company's Kansas facilities. Cargill and Morton, which also operate solar facilities on the Great Salt Lake, present competition to the Company's solar salt business.

     Competition in the Canadian highway deicing market comes principally from Morton and Cargill. Morton competes with the Company throughout the entire Canadian market area, principally from its rock salt plant in Ojibway, Ontario. Cargill, with its mine in Cleveland, Ohio, competes in the Toronto and Montreal metropolitan areas. In the U.S. Great Lakes deicing market and in the U.S. deicing market adjacent to the Mississippi River system, both Morton and Cargill compete with the Company.
In the chemical market, Morton and Cargill are also the Company's two major competitors.

     Production Techniques and Facilities. Summarized below are the three processing methods used to produce salt. The Company utilizes all three methods.

     Rock Salt Mining. The Company employs a drill and blast mining technique at its Cote Blanche, Louisiana and Goderich, Ontario rock salt mines.

     Mechanical   Evaporation.   The  mechanical   evaporation  method  involves
subjecting salt-saturated brine to vacuum pressure and heat to precipitate salt. The resulting product has both a high purity and an attractive physical shape.

     Solar Evaporation. The solar evaporation method is a cost effective method of salt production used in areas of the world where high salinity and low rainfall are common. Water with above average salt content is pumped into large open ponds where sun and wind evaporate the water and dry the salt into a solid which is then harvested mechanically.

     The Company produces salt at eight different locations. Mechanically evaporated salt for the Canadian market is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in eastern Canada, Goderich, Ontario in central Canada and Unity, Saskatchewan in western Canada. From the Goderich rock salt mine, the Company also serves the highway deicing market within the Great Lakes region of the United States.

     The Company's central and midwest U.S. customer base is served by two mechanical evaporation plants located in Kansas. The Cote Blanche, Louisiana rock salt mine serves chemical customers in the southern and western U.S. markets as well as the highway deicing markets through a series of depots located along the Mississippi and Ohio Rivers. The Company's solar evaporation facility located at Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the western general trade markets, but also provides salt for chemical applications and highway deicing.

     Control of Resources. Based on the geological characteristics of the salt deposits that provide the Company's raw materials and the current production rates, the Company believes there are sufficient sources of readily recoverable salt for the foreseeable future.

Soda Products

     Soda products include soda ash, sodium sulfate and sodium bicarbonate. Soda ash is used in the production of glass, sodium-based chemicals, detergents, pulp and paper and for water treatment and numerous other applications. Sodium sulfate is used as an ingredient in many laundry detergents and in the processing of wood pulp into paper. Sodium bicarbonate is used as a buffering agent in animal feeds, as a chemical additive and in pharmaceutical, food and other consumer applications.

Soda Ash

     There are currently two production processes for soda ash. The principal production process, the "ammonia-soda" or "synthetic" process, is raw material (using coke, salt, and limestone) and energy-intensive and generates by-products such as calcium chloride and aluminum chloride. Today, roughly two-thirds of the worldwide production uses a variation of this process. The other one-third of worldwide production uses a newer production process, developed only within the past 30 years, which refines naturally occurring trona deposits and is considerably less costly than the synthetic process. Outside of the United States, production of soda ash using trona deposits occurs currently in Kenya, Botswana and China. The six U.S. producers, by using the natural production process, are regarded as the world's lowest cost producers of high quality soda ash.

     Of the six U.S. soda ash producers, five are located in Green River, Wyoming. The Green River suppliers produce soda ash by conventional underground mining techniques and mechanical separation. The Company is the other domestic producer and produces soda ash from the carbonation of brine by solution mining rather than by underground mining. The Company is the only domestic producer not located in Green River, Wyoming. The Company's California location results in reduced transportation costs to the California soda ash market and to ports for export.

     Prior to April 1996, the Company had higher costs of production than the Green River producers, but in the Company's opinion these production costs were largely offset by reduced transportation costs for sales of soda ash in the western U.S., European and faster growing Asian, Pacific Rim and Latin American markets. As of April 1996, the Company completed the first phase of a two-phase strategic capital expenditure program (Long Range Process Plan or "LRPP"). By employing newly developed technology which has increased the mineral concentration of the brine and by modifying the existing manufacturing process, the Company has reduced production costs and increased capacity by 300,000 tons. See "--Production Techniques and Facilities."

     Markets/Customers. Soda ash produced by the Company is used principally in the production of container glass, flat glass, sodium-based chemicals and detergents. Container glass and flat glass include bottles and other containers, windows for buildings and automobiles, mirrors, lighting ware, tableware, glassware and laboratory ware. The chemical industry uses soda ash as a source of sodium ions and to synthesize value-added products. lt is mainly used in the production of sodium bicarbonate, sodium phosphates, sodium silicates and chrome chemicals. Soda ash is also a component of powdered detergents and is often the prime alkali used to make phosphates and silicates for dry detergent applications.

     The Company, along with other U.S. producers of natural soda ash, exports soda ash through the American Natural Soda Ash Corporation ("ANSAC"), an export sales and marketing association organized in 1983 which is authorized by the Webb-Pomerene Act. ANSAC represents the Company and the five other domestic producers for export sales to customers in all parts of the world other than Canada and the European Union ("EU"). ANSAC rules require the Company and the other five domestic producers to sell exclusively through ANSAC in ANSAC territories, with limited exceptions for sales to affiliates.

     The Company resumed exports of soda ash to Europe in 1991, after the EU removed an antidumping duty that had been placed on U.S. producers of soda ash in 1983, which had effectively precluded the U.S. producers from serving the EU soda ash market. All of the production of soda ash within the EU is by the higher cost synthetic method. The antidumping duty had allowed the EU producers to pass along these higher costs to customers. In 1993, the EU Commission initiated an antidumping action against American producers of soda ash exported to the EU, including soda ash manufactured by the Company. In October 1995, the EU Commission imposed definitive duties on imports ranging from 0-8.9%. The duty imposed on the Company's customers was 7.1%. The duty is in effect for a maximum of five years with a review expected near the end of the first year. The Company is vigorously resisting maintaining duties on the basis that the EU Commission must find injury in order to maintain the duties. The Company continues to sell in the European market primarily to customers who are subject to a duty drawback provision that allows them to purchase a portion of their raw materials duty free. Sales to the European market represented approximately 3.7% of the Company's FY 1997 soda ash sales.

     Sales and Marketing. The Company's domestic sales are concentrated in the western U.S. glass market, where the Company's soda ash production facility is located. The Company's strategy for increasing soda ash sales in the U.S. market is to target the pulp processing, water treatment and chemical market segments as well as to increase sales into the southeastern United States. The Company expects demand in these segments to grow faster than demand in the glass segment. The Company will continue to participate in ANSAC for sales in all export markets where they are allowed to operate, which include all foreign markets other than Canada and the EU. ANSAC's strategy is to continue to service these relatively faster growing developing markets with low cost, high quality soda ash from the U.S. producers.

     Competition. Competition in the worldwide soda ash market varies in each of the major geographical regions. Solvay S.A. ("Solvay"), a large Belgium-based producer of chemicals, is the world's largest producer of soda ash. With substantial synthetic soda ash capacity in Europe and 2.0 million tons of natural soda ash capacity in Green River, Wyoming, through its U.S. subsidiary, Solvay Minerals Inc., Solvay accounts for an estimated 14% of the world's soda ash production capacity. Solvay has announced a three-part 1.2 million ton expansion. The timing of these expansions will be based on market demand with the first increment available no later than the end of 1998. In the U.S. market, the Company competes with the five Green River produc ers of natural soda ash, which include FMC Corporation, Solvay, OCI Chemical Corp. (formerly
Rhone-Poulenc), General Chemical Corporation and TG Soda Ash, Inc. FMC Corporation has announced that it expanded its Wyoming facility in the fall of 1996 by 600,000 tons in an effort to lower its production costs and maintain its capacity leadership position. In FY 1997, OCI announced a 600,000 plus ton expansion project to be completed in the first quarter of 1999. A large portion of this new volume is expected to displace the forecasted shutdown of OCI's Korean synthetic plant. Imports of soda ash into the United States are insignificant due to the low cost, high quality soda ash offered by the domestic producers.

     In the EU, the Company competes with EU producers, including the EU operations of Solvay and Rhone-Poulenc, producers from Eastern Europe and other American producers. HCG has two wholly owned subsidiaries in the EU, Matthes + Weber GmbH ("M&W"), a soda ash producer in Germany, and Harris Soda Products Europe ("HSPE"), which is based in France and markets and sells soda products. The Company markets its soda products in Europe through HSPE. For sales of soda ash to Pacific Rim countries and Latin America, the Company is represented by ANSAC. ANSAC's principal competition in these markets is from local production, Solvay's European operations and, in the case of Latin America, producers from Eastern Europe.

     Production Techniques and Facilities. The Company produces soda ash at one facility located at Searles Valley, California ("Searles Valley"). At the end of FY 1997, the plant had a rated production capacity of 1.5 million tons per year and accounted for approximately 12.0% of total U.S. soda ash production. In the Company's process, brine containing carbonate is reacted with carbon dioxide, cooled to precipitate sodium bicarbonate, and calcined to yield an intermediate, low-density grade of sodium carbonate. The low-density sodium carbonate is dissolved and recrystallized, separated by centrifuge, dried, and stored for sale as dense soda ash.

     The Company commenced in FY 1993 the LRPP, a two-phase capital expenditure program, which could cost up to $132.0 million, intended to lower the Company's soda ash and boron unit production costs and to increase its soda ash production capacity. The initial phase of the LRPP utilizes newly developed technology that increases the mineral concentration of the brine from which soda ash and boron chemicals are produced and changes the production process, by including more efficient drying and processing equipment. As a result, the Company's soda ash rated production capacity is 1.5 million tons annually and production costs for soda ash and boron chemicals have been reduced and further cost reductions are expected in FY 1998. The second phase of the program is designed to increase soda ash rated production capacity to between 1.8-2.0 million tons annually and reduce costs further. The Company plans to market the increased soda ash volume both domestically and in the EU and, through an increase in its ANSAC allocation, in other world markets. The Company spent $68.0 million on the LRPP from FY 1993 through FY 1997. The implementation of the second phase of the capital expenditure program which is divided into two increments and the timing of the spending of the remaining estimated capital requirements of approximately $64.0 million will depend upon the growth of future market demand for soda ash.

     Control of Resources. The Company produces soda ash at its California plant by processing naturally occurring brines that the Company mines from its own property as well as under leases with the U.S. Department of the Interior, Bureau of Land
                                                       7

Management (the "BLM"). The Company's supply of brine for the production of soda ash is extensive. The Company believes that it has adequate deposits, at the Company's current and projected production rates, for the foreseeable future.

Sodium Bicarbonate

     In November 1992, the Company acquired a 50% interest in a joint venture processing plant with NaTec Resources, Inc. ("NRI") to provide the Company with access to a low cost source of sodium bicarbonate. In August 1995, the Company acquired the remaining 50% interest in its joint venture processing plant from NRI. The sodium bicarbonate is produced at a facility approximately 48 miles northwest of Rifle, Colorado. Commercial production at the plant was started in July 1991. Located on sodium leases in Rio Blanco County, Colorado, the facility uses proprietary technology involving solution mining and crystallization techniques to produce natural sodium bicarbonate.

     During FY 1994 the joint venture experienced a number of operating problems at its plant. As a result, production of the various food-grade sodium bicarbonate products was delayed, resulting in less than expected market penetration. By the end of FY 1994, production of the various food-grade products was resolved by revising certain production methods, but volume was still insufficient to achieve expected market penetration. In the second quarter FY 1996, the Company spent $1.2 million on various innovations to increase capacity, improve product quality and ensure consistent supply. Since that time the facility has reliably and consistently produced the quality and quantities necessary to sustain the marketing strategy. Improved production volumes in FY 1997 resulted in a 47% and 59% increase in sales volumes and revenues, respectively, versus FY 1996. The Bureau of Land Management approved in March 1996 a new mine plan that includes mine field innovations and allows for an extraction level of sodium bicarbonate that is five times higher than was previously allowed.

     The Company's sodium bicarbonate sales are targeted for all major sodium bicarbonate markets. The Company's marketing strategy for sodium bicarbonate is to: (i) continue sales to the animal feed market through a distributor arrangement with a recognized leader in animal nutrition products; (ii) develop market specific programs for industrial segments such as swimming pool and water treatment, fire extinguishers and paper processing through the Company's existing secondary distribution network and sales force; (iii) continue promotion of a natural, high quality, sodium bicarbonate in food and consumer segments through the Company's sales force and become a recognized leader in distribution to the food industry; and (iv) leverage export logistical advantages to supply international markets. Implementation of the strategy and improved production volumes in FY 1997 resulted in a 47% and 59% increase in sales volumes and revenues, respectively, versus FY 1996. The Company believes that the food processing and selected consumer segments continue to offer opportunities for growth and improved margins.

Sodium Sulfate

     The Company is the largest domestic producer of naturally occurring sodium sulfate which is used as an inactive ingredient in dry detergents and as a source of sulfur in pulp processing. Recent strong demand worldwide for sodium sulfate, particularly from detergent manufacturers, has resulted in Company sales at capacity with significant margin improvements. Sodium sulfate is currently produced at Searles Valley.

Boron Chemicals

     Boron chemicals include boric acid, several sodium borate products and a number of related specialty compounds intended for specific applications. Boron compounds are used in a wide range of applications. Approximately 60% of their use is in glass and ceramic products to improve chemical and thermal stability. The remaining 40% is used in fire retardants, fertilizers, soaps, detergents and pesticides.

     Boric acid is used primarily in the production of textile fiberglass and other borosilicate glasses where it improves strength and imparts chemical and thermal stability. Sodium borates are used in a broader range of glass and ceramic products to enhance manufacturing processes. They also improve chemical resistance and thermal stability in products such as frits, ceramics, fiberglass insulation and specialty glasses such as Pyrex(R) and automobile headlights.

     According to industry data published in 1995, the Company is the second largest producer of boron chemicals in the United States and the third largest producer in the world after the U.K. based RTZ Corporation plc and the Turkish state-owned producer, Etibank.

     Markets/Customers. The Company's sales of boron chemicals are divided between domestic and foreign market segments. In FY 1997, a majority of sales were derived from domestic sales to producers of textile fiberglass, porcelain frits, high quality glasses, fiberglass insulation and chemical distributors. The remaining FY 1997 sales were derived from international sales, with western Europe and Japan representing the Company's two largest markets.

     Sales and Marketing. The Company's sales of boric acid and sodium borates are handled domestically through its own national sales staff complemented by approved local or regional chemical distributors. International sales are made by both commissioned agents and distributors, whose activities are managed by the Company's marketing staff. The Company's marketing strategy for boron chemicals is to expand its sales of high margin products in specialty niche markets, enter into exclusive sales agreements, build a strong distribution network and emphasize customer service.

     Boric acid is used in the production of textile fiberglass and borosilicate glass where it improves tensile strength and hardness, respectively. The Company has traditionally been a strong competitor in this market due to its product quality. For instance, the Company introduced to the market during FY 1994 anhydrous boric acid, which is a high purity specialty product used in borosilicate glass and specialty ceramic frits. Other specialty products marketed by the Company include nuclear grade and high purity boric acid for laboratory chemicals, which are produced at Societa Chimica Larderello SpA ("SCL"). SCL is an Italian producer of specialty boric acid products and an affiliate of HCNA. In FY 1994 the Company entered into an agreement to become the distributor of SCL products to the U.S. market. See "Certain Relationships and Related Transactions--Agreements with Affiliates."

     The Company's most important sodium borate products include anhydrous borax, decahydrate and pentahydrate borax, which are used in the production of frits, ceramics and borosilicate glass where the borate improves the thermal resistance of the glass. Historically, the Company's strategy has been to focus on the sale of anhydrous borax, which has been its most profitable sodium borate product. The Company continues to focus marketing efforts to maintain a leadership position in this segment and to selectively market decahydrate and pentahydrate in niche segments.

     Competition. The Company's principal competition comes from RTZ Corporation plc, which is the world's largest boron chemicals producer through its subsidiaries U.S. Borax, Borax Consolidated Ltd. (U.K.), Borax Francais and Borax Argentina. Other worldwide competitors are located in Turkey (Etibank), Chile, Russia and the Commonwealth of Independent States.

     Production Techniques and Facilities. Prior to April 1, 1996, the Company produced its boron chemicals at two separate facilities located in Searles Valley. Both plants utilized solution mining and chemical processing techniques to recover borax minerals from the ore bodies and to refine them further into finished products.

     At one site, boric acid is produced by extracting crude borax from brine through a proprietary solvent extraction process. After extraction, the solution is concentrated in an evaporator and the boric acid is recovered through crystallization. At the other site, sodium borates were produced by a cooling process in which borax-enriched brines were cooled to crystallize a line of sodium borate products. Effective April 1, 1996, as part of the strategic capital expenditure program designed to lower the cost of soda ash production, the Company enhanced its feedstock process to improve sodium borate production consistency. The Company believes this will ultimately result in a significant reduction in production costs.

     Control of Resources. The Company produces boric acid and sodium borate by processing at its California plant naturally occurring brines that the Company mines from its own property as well as under leases with the BLM. The Company believes that its supply of brine for the production of boric acid and sodium borate is adequate for the foreseeable future.

Specialty Potash Fertilizers

     Sulfate of potash ("SOP") is a specialty potash fertilizer used for high value crops such as fruits, vegetables and nuts and chloride-sensitive crops such as tobacco. The Company is the largest American producer of SOP. The Company markets SOP products both domestically and overseas. Potash fertilizers come in various forms with differing levels of potassium content. The Company offers seven grades of SOP, while its competitors produce primarily two grades.

     Markets/Customers. The annual worldwide consumption of potash fertilizers approaches 50 million tons. Muriate of potash ("MOP"), or potassium chloride, is the most common source of potassium and accounts for approximately 92% of all potash consumed in fertilizer production. SOP represents about 6% of potash consumption. The remaining 2% is supplied in the forms of potassium magnesium sulfate and potassium nitrate. All of these products contain varying concentrations of potassium expressed as potassium oxide (K20) and different combinations of co-nutrients.

     MOP is the least expensive form of potash fertilizer based on the concentration of K20. It is the preferred potassium source for most crops and contains about 60% K20. However, MOP also contains a substantial amount of chloride, an element which in excessive amounts can be harmful, especially to chloride-sensitive plants.

     SOP's retail prices are approximately twice those of MOP. Because SOP is virtually chloride free, it is a preferred potassium source when agronomic conditions favor a non-chloride fertilizer. Examples of crops where SOP is preferred include tobacco, tea, potatoes, citrus fruits, grapes, almonds, some vegetables and on turfgrass for golf courses. Approximately 50% of the Company's annual SOP sales are made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

     Approximately 69% of the world SOP production is located in Europe, 18% in the United States and the remaining 13% in various countries. The world consumption of SOP totals about 3.5 million tons. Based on studies conducted by industry analysts, the Company expects consumption of SOP in Asia and the Pacific Rim countries to grow considerably through the end of the century. This anticipated growth is a result of increased production of high value cash crops, for which SOP is a preferred potassium source. The Company has focused on sales to Asia and Pacific Rim countries where its inland and marine transportation costs are at or below competitors' costs.

     Sales and Marketing. The Company's domestic sales of SOP are concentrated in the western states of California, Oregon, Washington and Idaho and the central, tobacco belt area where the crops and soil conditions favor SOP. The Company employs trained agronomic sales personnel and fertilizer agents, who contact dealers and growers in the United States.

     The Company's strategy for increasing SOP sales in the United States is twofold. First, the Company is targeting specific crops where the benefits of using SOP versus other potassium sources are identified by research consultants in agricultural testing programs. The Company believes that these activities have encouraged the increased use of SOP on potatoes, vegetables, and professionally managed turf and golf courses. Second, the Company plans to differentiate itself through unique products specifically designed for targeted markets. These SOP products vary in particle size and product quality to provide marketing strength in bulk fertilizer blending programs where particle sizing is important, as well as direct SOP application where solubility is important. In addition, the Company continues to test market unique SOP-based products, with which the Company has targeted the substantial liquid and suspension fertilizer markets previously served by non-SOP potassium sources.

     The Company generally exports SOP through major trading companies. Export SOP sales volumes in FY 1997 were 50% of the Company's annual SOP sales.

     Competition. The Company's major competition for SOP sales into the United States include IMC Fertilizer Group Inc. ("IMC"), the only other significant domestic producer of SOP, and imports from large European producers which compete primarily on the East Coast and in markets along the Mississippi River. For exports into Asia, the Pacific Rim countries and Latin America, the Company competes with IMC, local production and European production. The European producers, the largest in the world, include Kali und Salz, A.G., Tessenderlo
Chemie and Kemira Oy. A new venture in Chile was announced with annual SOP capacity of 250,000 tons. The new production is expected to begin in 1998. SOP also competes with other forms of potash and other fertilizers.

     Production Techniques and Facilities. Prior to April 1, 1996, the Company produced SOP at two facilities. The largest facility is located on the Great Salt Lake in Ogden Utah ("Ogden"), while a smaller 50,000 ton facility was located in Searles Valley, California. During FY 1992 and FY 1993 the Company invested approximately $13.0 million at its Ogden facility to match its production of raw materials from the evaporation ponds with its present plant capacity of approximately 550,000 tons of SOP. This project consisted of construction of a new 17,500 acre preconcentration pond and a 22 mile underwater canal on the bottom of the Great Salt Lake. The preconcentration pond and related canal are operational and supplying increasing levels of potassium each year to the primary pond system, resulting in increased production. Further investment in the expansion is planned for FY 1998, as additional cooling capacity will be constructed at a cost of $3.0 million.

     In April 1996, the Company discontinued production of SOP at its California facility. The shutdown was an element of the Company's strategic capital expenditure program to increase soda ash production, reduce its boron products production cost and discontinue production of its potash co-products. Another element of this plan was the discontinuance of 100,000 tons per year of MOP production at Searles Valley. The Company plans to purchase its requirements for MOP to serve strategic Western United States markets and has negotiated supply arrangements.

     Record levels of rain from 1982 to 1984 at Ogden, and the resulting rise in the level of the Great Salt Lake, caused a breach in the dike system at the facilities in May 1984. A large portion of the evaporation pond area was flooded and the pond floors dissolved. As a result, GSLMC was unable to produce SOP from 1984 through the beginning of 1989. Following the flood, $26.0 million was invested to repair the pond system. As part of this project the perimeter dikes were raised to a height three feet over the historic peak flood level. The new dikes employ interior berms to increase their load bearing capability, and utilize stronger building materials which are designed to retard erosion due to wave action, a principal cause of the 1984 dike breach. The dikes are also designed such that they can be raised further without weakening the foundation. Also, following the flood, the State of Utah constructed and implemented the West Desert Pumping Project which could be utilized to lower the level of the Great Salt Lake by up to twelve inches per year thus reducing the risk of flooding. The Company believes that the subsequent dike improvements and the West Desert Pumping Project have virtually eliminated the likelihood of future pond flooding. The Company maintains both property damage and business interruption insurance policies for this risk.

     Control of resources. The Company obtains its SOP minerals from the potassium rich brines of the Great Salt Lake in Utah. Based on estimated deposits of potassium and the current forecast for production requirements, the Company believes it has adequate deposits for the foreseeable future.

Other Products

     The Company also produces several other products which are by-products of the various manufacturing processes conducted by the Company.

Seasonality and Backlogs

     Sales of salt for highway deicing are quite seasonal, and vary with winter conditions in areas where that product is used. In keeping with industry practice, ice control salt is stockpiled both by the Company and its customers in sufficient quantities to meet estimated requirements for the next season. Sales of soda ash to the glass container industry are somewhat seasonal because sales of beverage containers are stronger in the summer. SOP sales are seasonal as most of the Company's sales are made between December and March in order to meet the spring fertilizer season. Due to the nature of the Company's business, there are no significant backlogs. For a further discussion of the financial effects of seasonality on the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Financial Data (Unaudited)."

Employees

     At the end of FY 1997 the Company had approximately 2,400 full-time employees, of which approximately 800 are represented by unions. Two collective bargaining agreements covering approximately 450 employees will expire at the end of FY 1998. The Company considers its labor relations to be good.

SIFTO

     According to industry data published in 1995, Sifto, a wholly owned subsidiary of NASC, is the fourth largest salt producer in North America. Sifto produced approximately 5.4 million tons of salt in FY 1997 compared to 4.3 million tons in FY 1996. Sifto sells salt to the full range of end-users in the highway deicing, general trade and chemical markets. Sifto's major business is in the North American highway deicing market. General trade products, sold predominantly in Canada under the Sifto brand name, include table, water conditioning, livestock feed, and deicing salt.

     Highway deicing salt is sold primarily through a public tender process. Sifto uses a computer-pricing system to determine its bid prices. General trade and chemical sales contracts are negotiated privately. Sifto distributes salt through an extensive network of warehouses and depots located within, or closely linked to, all its key markets.

     Sifto operates a large-scale underground rock salt mine in Goderich, Ontario and evaporator plants at Goderich, Ontario, Amherst, Nova Scotia and Unity, Saskatchewan. All distribution facilities are leased or operated on a contract basis. Sifto is managed from the Company's headquarters located in Overland Park, Kansas.

Markets

     Highway Deicing Segment. Sifto's largest market overall is in North American highway deicing sales, which in FY 1997 were 56% of Sifto's total revenue. Sifto sells approximately 55% of its highway deicing volume into the United States and 45% into Canada. Sifto's competitive strengths are its efficient mining and distribution of rock salt in large volumes at low cost, and the well-located, high-quality salt deposits in its rock salt mines. The vast majority of Sifto's deicing sales are made in Canada and the northern United States, where winter weather is generally harsher than in other parts of North America.

     General Trade Segment. In FY 1997, the general trade segment contributed 38% of Sifto's total revenue. Sifto's direct general trade business is focused in Canada, where it has established brand-name recognition.

     Chemical Segment. In FY 1997, the chemical segment contributed 6% of Sifto's total revenue. Consumption of salt by the chemical industry is largely dependent on the demand for chlor-alkali products, especially chlorine gas and caustic soda.

Production

     Sifto produces salt at four locations. Its rock salt mine is located in Goderich, Ontario and as of March 1997 was the largest rock salt mine in North America. Sifto uses the bench mining method to extract salt. The Company believes that the Goderich mine operating cost structure is among the lowest in the North American salt industry.

     Sifto's evaporated salt plants are located in Amherst, Nova Scotia, Goderich, Ontario and Unity, Saskatchewan. The Amherst plant serves the east coast of Canada and the United States. The Goderich plant serves Ontario, Quebec and the Great Lakes states. The Unity plant serves western Canada. See "Properties."

Competition

     Sifto's competition in the highway deicing market is principally from Morton and Cargill. Morton competes with Sifto throughout the entire Canadian market area, principally from its rock salt plant in Ojibway, Ontario. Akzo competes with Sifto from its mine located in Cleveland, Ohio. In general trade, Sifto competes with Windsor Salt, the Canadian operation of Morton.

Item 2.           PROPERTIES

Facilities

The table below presents certain information relating to facilities owned and leased by the Company.


Location                                  Description                                                         Status
The Company:
Searles Valley, California ............   Soda Ash, Boron Chemicals and Sodium Sulfate processing
                                             plant totalling 11,000 acres                                     Owned
                                          24,000 acres of mineral leases                                      Leased
Ogden, Utah ...........................   SOP Processing Plant totalling 35,000 square feet                   Owned
                                          Salt Plant totalling 95,000 square feet                             Owned
                                          Solar Ponding Operations located on 37,000 acres                    Leased
                                          Solar Ponding Operations located on 1,500 acres                     Owned
                                          117,000 acres of mineral leases                                     Leased
Cote Blanche, Louisiana ...............   Rock Salt Production Facility totalling 11,000 square feet          Owned
                                          Rock Salt Mine totalling 200 acres of leased land                   Leased
                                          Various mineral leases                                              Leased
Lyons, Kansas .........................   Salt Evaporation Plant totalling 134,000 square feet located
                                             on 997 acres                                                     Owned
Hutchinson, Kansas ....................   Salt Evaporation Plant totalling 165,000 square feet located
                                             on 326 acres                                                     Owned
Chicago, Illinois .....................   Salt Packaging Facility totalling 20,000 square feet located
                                             on 12 acres                                                      Owned
Humphreys County, Tennessee ...........   Shipping and Storage Facility totalling 50,000 square feet
                                             on 2.5 acres                                                     Leased
San Diego, California .................   Shipping and Storage Facility totalling 24,000 square feet
                                             on 93,000 square feet of land                                    Leased
Boron, California .....................   Transloader Facility located on 75,000 square feet of land          Leased

Rifle, Colorado .......................   Sodium Bicarbonate Processing Plant totalling
                                             30,000 square feet                                               Owned
                                          8,200 acres of mineral leases                                       Leased

Sifto:
Goderich, Ontario .....................   Salt Evaporation Plant totalling 85,000 square feet located
                                             on 97 acres                                                      Owned
                                          Rock    Salt    Production    Facility
                                          totalling  250,000  square feet                                     Leased
                                          Rock Salt Mine  totalling  50 acres of
                                          leased land                                                         Leased
Amherst, Nova Scotia ..................   Salt Evaporation Plant totalling 90,000 square feet located
                                             on 249 acres                                                     Owned
                                          Various mineral leases                                              Leased
Unity, Saskatchewan ...................   Salt Evaporation Plant totalling 94,000 square feet located
                                             on 484 acres                                                     Owned
                                          Various mineral leases                                              Leased
Montreal, Quebec ......................   Salt Packaging Facility totalling 18,000 square feet located
                                             on 4 acres                                                       Owned


     In addition to the above properties, the Company leases or owns numerous warehouses and depots and various sales and administrative offices. It also owns fresh and brackish water systems, including extensive pipelines and wells, in conjunction with the Mojave Desert plants in Searles Valley, and track, office and service areas related to its two short-line common carriers which connect the Company facilities with commercial railroads. The Searles Valley facility is supplied by two on-site power generation facilities which sell excess power to a local utility. In July 1996, NACC entered into an agreement for the sale and leaseback of one of these facilities (See Note 7 to the Financial Statements).

Encumbrances

     The Argus plant, which is part of the Searles Valley property, serves as steam host for, and receives back-up power from, the on-site cogeneration plant owned by ACE Cogeneration Company. The Company's Searles Valley properties are subject to a ground lease and various easements granted to ACE Cogeneration Company for its cogeneration plant and related utility services, parking lots, access roads and similar requirements.

     Substantially all of the assets of Sifto are pledged as security for the Sifto Notes.

Mineral Rights

     In connection with its Searles Valley plants, the Company holds 30 leases from the BLM covering approximately 24,000 acres of the dry lakebed of Searles Lake. The leases are subject to a royalty fee and have terms of 10 or 20 years with varying expiration dates and preferential rights for renewal.

     In connection with its Goderich, Ontario plant, Sifto holds three mineral leases from the Ontario Ministry of Northern Development and Mines for salt deposits located under Lake Huron and one lease for surface rights from the Canada Department of Transport. Two of the mineral leases expire in 1999 and one expires in 2003, but Sifto has an option to renew each of the leases for another 21-year term. A rental charge and royalty are paid to the Ontario Ministry of Northern Development and Mines for each ton of salt mined under the lake. The surface lease expires in 1998 but is renewable for an additional 21 years. Sifto also holds a Mining License of Occupation for salt deposits lying under the Maitland River in Ontario. The license was issued in 1960 and does not have an expiration date.

     In connection with its Cote Blanche, Louisiana rock salt mine, the Company holds a private lease for surface facilities and an underlying salt dome which expires in 2060. A royalty is paid to the owners according to a formula based on the tons of salt shipped and the selling price of the salt for the immediately preceding calendar year.

     In connection with its Ogden plant, the Company holds 9 mineral leases from the State of Utah. The leases continue in effect so long as salt is produced and the State of Utah receives a minimum royalty and rent. See "Legal Proceedings -- Royalty Matter."

     In connection with its Amherst, Nova Scotia plant, Sifto leases the salt mineral rights from the Province of Nova Scotia and pays a royalty for each ton mined. The leases expire in July 2003 and are renewable for an additional 20-year period.

     In connection with its Unity, Saskatchewan plant, Sifto leases the salt mineral rights from the Saskatchewan provincial government under a 21-year lease which expires at the end of December 2009. This lease is renewable for a further 21-year period. These mineral rights are subject to a royalty for each ton extracted and refined.

     In connection with its Rifle, Colorado plant, the Company holds four leases from the BLM covering approximately 8,200 acres. The leases are subject to a royalty fee and have an expiration of July 1, 2001 with successive 10 year renewal options provided that sodium is being produced in paying quantities.

Railway Companies

     Trona Railway Company ("TRC"), a 31-mile common carrier which is a wholly owned subsidiary of the Company, provides the Company's Searles Valley facilities with rail access to Southern Pacific Railroad's track at Searles Station, California, approximately 30 miles from the Company's plants. The rail cars and locomotives used by TRC are currently leased. The Hutchinson & Northern Railway Company ("H&N"), a wholly owned subsidiary of the Company, connects the Company's Hutchinson, Kansas properties with the Santa Fe Railroad, six miles away.

North American Terminals, Inc.

     North American Terminals, Inc. ("NATI"), a wholly owned subsidiary of the Company, operates a leased bulk cargo terminal at the Port of San Diego, California, from which products produced at the Company's Searles Valley facilities are exported. Its facilities consist of a transloader in Boron, California ("Boron") and a leased bulk loading and storage facility in San Diego. Products are shipped from the Searles Valley production facility via truck to Boron where they are transloaded onto the Santa Fe Railroad and shipped to the port in San Diego. In addition, products are shipped directly by the Southern Pacific Railroad from the Searles Valley facilities to the San Diego terminal for export. The Company formed NATI in order to reduce rail and loading costs while providing soda ash, SOP and sodium sulfate storage capacity.

Searles Domestic Water Company

     In connection with its acquisition of the Searles Valley facilities from Kerr-McGee Chemical Corporation ("KMCC"), KMCC transferred all of the outstanding stock of Searles Domestic Water Company ("SDWC"), a water utility serving a small number of residential customers in Trona, California to the Company. The transfer of the stock was completed in March 1994 when approval of the California Public Utility Commission was received.

Licenses, Trademarks and Patents

     The Company has a licensing agreement with Culligan International to package and sell water conditioning salt under the Culligan brand name to all classes of retail trade. The Company is currently marketing the Culligan name under the brand "Care Cubes." This product is currently available in most states. Sifto considers the "Sifto" trademark to be valuable because of its name brand recognition.

     On March 28, 1989, a patent was granted to a predecessor of the Company for a nacholite solution mining process at its sodium bicarbonate operation in Rifle, Colorado. The Company believes it is the low cost domestic producer of sodium bicarbonate as a result of this exclusive right to practice this technology.


Item 3.           LEGAL PROCEEDINGS

General

     The Company is involved in legal and administrative proceedings and claims of various types from normal business activities. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's counsel, presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's results of operations or financial position.

Environmental Issues

     The Company's operations are subject to federal, state, provincial and local environmental laws and regulations in the United States and Canada, which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with environmental permit conditions and applicable laws and regulations.

     Air Issues. From time to time, the Company has received notices of violation from the San Bernardino County Air Quality Control District (the "Local District"), relating to the operation of equipment for which its Searles Valley facility has air permits. In July 1992, the California Air Resources Board ("CARB"), which has oversight jurisdiction over the Local District, conducted an inspection of the Searles Valley facility. CARB reported its findings to the Local District and to the U.S. Environmental Protection Agency ("EPA") and in 1994, the EPA served the Company with a Finding and Notice of Violation ("NOV") issued pursuant to the Clean Air Act. On April 26, 1997, the United States District Court for the Central District of California entered a Consent Decree settling in full the NOV. The Consent Decree requires the Company to install pollution controls (selective catalytic reduction), estimated to cost $2.3 million, on a gas turbine at the Company's West End facility, to pay a civil penalty of $320,000 and to spend $140,000 on a supplemental environmental project to pave certain roads to reduce dust emissions. The majority of the funds will be spent in FY 1998.

EU Antidumping Proceeding

     In 1993, the EU Commission initiated an antidumping action against American producers of soda ash exported to the EU, including soda ash manufactured by the Company. In October 1995, the EU Commission imposed definitive duties on imports ranging from 0-8.9%. The duty imposed on the Company's customers was 7.1%. The duty is in effect for a maximum of five years with a review expected near the end of the first year. The Company is vigorously resisting maintaining duties on the basis that the EU Commission must find injury in order to maintain the duties. The Company continues to sell in the European market primarily to customers which are subject to a duty drawback provision that allows them to purchase a portion of their raw materials duty free. See "Business - Soda Ash."

Royalty Matter

     On May 4, 1993, the Company received a letter from the Utah Division of State Lands and Forestry (the "Utah Division") stating that the Company owed additional royalties, including interest, in the amount of approximately $730,000 for 1992 relating to its Ogden facility. The Utah Division based its calculations on an interpretation of a royalty agreement and price assumptions that the Company believes are incorrect. Effective February 1, 1997, the Company executed an amendment to its royalty agreement with the State of Utah which changed the royalty on salt from an ad valorem rate to a fixed rate per ton of dry salt sold. Concurrent with the Company's execution of this amendment, the Utah Division agreed to waive any claim to increased royalties for any period prior to February 1, 1997.


 Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                                       PART  II


Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                                 AND RELATED STOCKHOLDER MATTERS

     Not Applicable.

Item 6.  SELECTED  HISTORICAL  CONSOLIDATED  FINANCIAL INFORMATION

     The following selected historical consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements of the Company as of March 29, 1997 and March 30, 1996 and for the three fiscal years ended March 29, 1997, included in the financial statement section of this Form 10-K.



                                                             FY 1993       FY 1994        FY 1995        FY 1996        FY 1997
                                                           -----------   ------------   ------------   -----------    -----------
                                                                               (Dollars in thousands)
Statement of Operations Data:
   Net sales (1) ........................................  $  434,678    $  427,588     $  435,864     $  475,474     $  508,622
   Cost of sales (1) ....................................     315,154       325,690        331,949        351,040        374,137
                                                           -----------   -----------    -----------    -----------    -----------
      Gross profit ......................................     119,524       101,898        103,915        124,434        134,485
   Selling, general and administrative expenses .........      44,168        50,578         55,578         64,273         57,508
   Recapitalization expenses ............................         --         68,753            --             --             --
   Asset impairment charge ..............................         --            --             --           7,044            --
                                                           -----------   -----------    -----------    -----------    -----------
      Operating income (loss) ...........................      75,356       (17,433)        48,337         53,117         76,977
   Interest expense .....................................     (44,600)      (55,664)       (78,526)       (84,938)       (91,925)
   Foreign currency exchange gain (loss) ................      (3,096)       (6,078)        (1,743)         2,039         (1,301)
   Other income .........................................         975         5,290          5,944          6,240          3,916
                                                           -----------   -----------    -----------    -----------    -----------
      Income (loss) before taxes and extraordinary item .      28,635       (73,885)       (25,988)       (23,542)       (12,333)
   Provision (benefit) for income taxes .................      13,464       (11,093)         5,308          5,200          9,100
                                                           -----------   -----------    -----------    -----------    -----------
         Income (loss) from continuing operations .......      15,171       (62,792)       (31,296)       (28,742)       (21,433)
   Extraordinary items, net of taxes ....................         --        (71,371)           --             --             --
                                                           -----------   -----------    -----------    -----------    -----------
         Net income (loss) ..............................  $   15,171    $ (134,163)    $  (31,296)    $  (28,742)    $  (21,433)
                                                           ===========   ===========    ===========    ===========    ===========
Other Data:
   Operating income (loss) ..............................  $   75,356    $  (17,433)    $   48,337     $   53,117     $   76,977
   Depreciation and amortization in operating income ....      46,631        49,097         53,295         56,930         54,496
   Capital additions (includes capital leases) ..........      36,882        79,863         52,044         45,915         39,270

Net Sales by Product Line:
   Salt (1) .............................................  $  185,156    $  199,345     $  191,917     $  224,500     $  235,899
   Soda products ........................................     115,560       100,160        103,247        115,978        119,800
   Boron chemicals ......................................      72,010        69,179         67,479         67,979         63,051
   Specialty potash fertilizers .........................      56,336        48,289         61,453         55,459         71,547
   Other ................................................       5,616        10,615         11,768         11,558         18,325

Balance Sheet Data (end of period):
   Total assets .........................................  $  607,130    $  661,619     $  651,658     $  677,973     $  665,394
   Working capital (2) ..................................     105,711       110,671         91,286        117,668        119,363
   Total debt ...........................................     345,645       736,650        740,715        792,258        783,775
   Mandatorily redeemable preferred stock ...............      15,315           --             --             --             --
   Common stockholder's equity (deficit) ................      98,016      (216,841)      (249,137)      (280,930)      (306,431)



(1) Certain reclassifications were made to the prior years' net sales and cost of sales to conform to the current year presentation.
(2) Working capital represents current assets less current liabilities excluding the current portion of long-term debt.

Item 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
           RESULTS  OF  OPERATIONS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Financial Statements and related Notes thereto.

Introduction2

     The Company is a major producer and marketer of inorganic chemical products. Its principal products include salt, sodium products (including soda ash, sodium sulfate and sodium bicarbonate), boron chemicals, and specialty potash fertilizers. The highway deicing salt business is highly dependent on weather. Consequently, the extent of snowfall in the Company's primary deicing markets in Canada and the Upper Midwest can result in significant fluctuations in the Company's sales, earnings and liquidity. See Item 1 - Products and Seasonality for additional discussion of the Company's products and the effects of weather and seasonality on the Company's results of operations.

Results of Operations

     The following table sets forth, in both dollars and as percentages of net sales, selected components of the consolidated statements of operations as well as net sales by product line, for the fiscal years ended March 25, 1995, March 30, 1996 and March 29, 1997.


                                                       FY 1995                   FY 1996                    FY 1997
                                                ---------------------     ---------------------      ---------------------
                                                                          (Dollars in thousands)

Net sales (1) .................................  $  435,864   100.0%       $  475,474   100.0%        $  508,622   100.0%
Cost of sales (1) .............................     331,949    76.2           351,040    73.8            374,137    73.6
                                                 -----------  -------      -----------  -------       -----------  -------
   Gross profit ...............................     103,915    23.8           124,434    26.2            134,485    26.4
Selling, general and administrative expenses ..      55,578    12.8            64,273    13.5             57,508    11.3
Asset impairment charge .......................         --      0.0             7,044     1.5                --      0.0
                                                 -----------  -------      -----------  -------       -----------  -------
   Operating income ...........................      48,337    11.0            53,117    11.2             76,977    15.1
Interest expense ..............................     (78,526)  (18.0)          (84,938)  (17.9)           (91,925)  (18.1)
Foreign currency exchange gain (loss) .........      (1,743)   (0.4)            2,039     0.4             (1,301)   (0.3)
Other income ..................................       5,944     1.4             6,240     1.3              3,916     0.8
                                                 -----------  -------      -----------  -------       -----------  -------
   Income (loss) before taxes .................     (25,988)   (6.0)          (23,542)   (5.0)           (12,333)   (2.5)
Provision for income taxes ....................       5,308     1.2             5,200     1.0              9,100     1.7
                                                 -----------  -------      -----------  -------       -----------  -------
      Net income (loss) .......................  $  (31,296)   (7.2)%      $  (28,742)   (6.0)%       $  (21,433)   (4.2%)
                                                 ===========  =======      ===========  =======       ===========  =======
Net sales by product line:
   Salt (1) ...................................  $  191,917    44.0%       $  224,500    47.2%        $  235,899    46.4%
   Soda products ..............................     103,247    23.7           115,978    24.4            119,800    23.6
   Boron chemicals ............................      67,479    15.5            67,979    14.3             63,051    12.4
   Specialty potash fertilizers ...............      61,453    14.1            55,459    11.7             71,547    14.1
   Other ......................................      11,768     2.7            11,558     2.4             18,325     3.5
                                                 -----------  -------      -----------  -------       -----------  -------
      Total ...................................  $  435,864   100.0%       $  475,474   100.0%        $  508,622   100.0%
                                                 ===========  =======      ===========  =======       ===========  =======

(1) Certain reclassifications were made to the prior years' net sales and cost of sales to conform to the current year presentation.





--------
     2Parenthetical references herein to a "Note" followed by a number refer to the notes accompanying the consolidated financial statements.

FY 1997 Compared With FY 1996

     Net sales for FY 1997 were $508.6 million compared to $475.5 million for FY 1996.

     Salt sales increased $11.4 million for FY 1997 versus FY 1996 because of greater volumes partially offset by unfavorable price/mix variances compared to the prior year. Total volumes were up 9% compared to last year because of an increase in highway deicing tons, partly offset by lower chemical and general trade volumes. The increased highway deicing tons sold were the result of record production combined with increased sales resulting from heavy snowfalls in Canada and the Upper Midwest, the Company's primary highway deicing markets. Highway deicing sales experienced slight price declines due to mix offset by favorable price/mix variances in chemical and general trade salt.

     FY 1997 soda products (soda ash, sodium sulfate and sodium bicarbonate) sales increased $3.8 million or 3% versus FY 1996. Soda ash volumes decreased 2% compared to the prior year and averages sales prices per ton increased 3%. Net unfavorable soda ash volume variances were due to decreased sales volume in both domestic and non-ANSAC export markets partially offset by increased sales volume in the ANSAC market. Domestic soda ash pricing was higher than in FY 1996 while export and ANSAC pricing was slightly lower than in FY 1996 resulting in a net favorable price variance. Domestic demand in FY 1997 was impacted by a decline in caustic soda pricing, a drop of 7% in demand for container glass and a delay in the start-up of a major soda ash consumption project at DuPont, coupled with a capacity expansion by another soda ash manufacturer. Sodium sulfate volumes were down 28% partially offset by an increase in prices and a more favorable mix. As a result of production volume constraints for sodium sulfate related to the start up of the Long Range Process Plan ("LRPP") project and reduced inventory carryover from FY 1996, the Company selectively reduced sales to its lower margin markets and improved overall pricing. Sodium bicarbonate sales increased 59% over the prior year. Increased production at the White River plant allowed the Company to increase sales volumes by 47%. Average sales prices increased 8% compared to the prior year because of increased sales to the higher margin food and chemical processing segments.

     In the aggregate, boron chemical sales were $4.9 million lower for FY 1997 compared to FY 1996. The unfavorable variance is due to net unfavorable volume variances partially offset by net favorable price variances and improved product mix. The unfavorable volume variances result from a shortfall in the production of crude borax during the start up phase of the LRPP project.

     The Company's specialty potash fertilizer sales in FY 1997 increased $16.1 million or 29% compared to FY 1996. Volumes were up 28% and average pricing was up 1% compared to FY 1996. The increased volumes were due to greater export shipments in FY 1997 compared to FY 1996.

     Other product sales increased by $6.8 million in FY 1997 versus FY 1996. Other product sales include magnesium chloride, crude trona and the revenues of other service subsidiaries of the Company. Approximately $4.4 million of the increase in FY 1997 versus FY 1996 is related to magnesium chloride sales.

     Cost of sales was $374.1 million or 73.6% of sales in FY 1997 compared to $351.0 million or 73.8% of sales in FY 1996. The $23.1 million increase in cost of sales was primarily due to increased sales volumes in salt and specialty potash fertilizer products. The slight decline in cost of sales as a percentage of sales was largely due to price improvements in sodium and boron products and reduced production costs as a result of increased production volumes of rock salt and soda ash partially offset by decreased production of boron chemical products and sodium sulfate.

     Gross profit increased by $10.1 million in FY 1997 versus FY 1996 due to the improvement in sales and cost of sales discussed above.

     Selling, general and administrative expenses were $57.5 million or 11.3% of sales in FY 1997 compared to $64.3 million or 13.5% of sales in FY 1996. The decrease was due principally to lower incentive compensation, payroll, selling expenses and professional fees.

     The asset impairment charge of $7.0 million in FY 1996 is a non-cash write-down arising out of the shut down in March 1996 of the Company's Main Plant Cycle at the Searles Valley plant in California. The shut down was the result of the implementation of the strategic LRPP at the Searles Valley plant.

     Operating income of $77.0 million in FY 1997 increased $23.9 million compared to FY 1996 for the reasons discussed above. Excluding the effect of the asset impairment charge, operating income increased $16.8 million in FY 1997 compared to FY 1996.

     Interest expense was $7.0 million higher in FY 1997 compared to FY 1996. The increase was due to higher average long-term debt balances in FY 1997 versus FY 1996, higher interest costs recorded for the Argus Utilities transaction (see
Note 7) and interest capitalized on construction in process being $3.0 million lower in FY 1997 compared to FY 1996.

     An exchange loss of $1.3 million related to the translation of United States dollar-denominated debt of Sifto into Canadian dollars was recorded in FY 1997 compared to a gain of $2.0 million in FY 1996.

     Other income principally consists of ground lease and maintenance income, gains and losses on disposals of property, plant and equipment and equity in earnings on investments. Other income was $2.3 million lower in FY 1997 compared to FY 1996. The decrease was due to $0.8 million higher losses on disposition of assets in FY 1997 compared to FY 1996 and an equity loss of $0.4 million on investments in FY 1997 compared to equity income of $0.5 million in FY 1996.

     A provision for income taxes of $9.1 million was recorded in FY 1997 primarily relating to Sifto's Canadian income tax, Ontario mining taxes, current U.S. alternative minimum tax and state income taxes. Greater income in Canada in FY 1997 utilized all of the Canadian net operating loss carryforwards and resulted in a higher tax provision in FY 1997. A $5.2 million provision for income taxes was recorded in FY 1996. Income tax benefits associated with the U.S. FY 1997 loss have not been recognized as future realization is uncertain (see Note 5).

     A net loss of $21.4 million was recorded for FY 1997 compared to a net loss of $28.7 million in FY 1996 due to the factors described above.


FY 1996 Compared With FY 1995

     Net sales for FY 1996 were $475.5 million compared to $435.9 million for FY 1995.

     Salt sales increased $32.6 million or 17% for FY 1996 versus FY 1995. Volume increases accounted for a significant portion of the variance as tons sold increased by 15.5%. Favorable price/mix variances also contributed to the increase. The majority of the volume increase was from higher highway deicing salt sales as a harsh winter increased highway deicing salt sales compared to a mild winter in FY 1995. General trade volumes increased slightly because of increased contractor bulk and consumer deicing sales brought on by higher sales of bulk food grade products and the stronger winter weather. The favorable price/mix variance was due to higher prices in highway and consumer deicing products and favorable mix in the general trade business.

     FY 1996 soda products (soda ash, sodium sulfate and sodium bicarbonate) sales increased $12.7 million or 12% versus FY 1995. Soda ash volumes were up 1% compared to the prior year and prices were up an average of 9%. The worldwide soda ash price increases experienced in the second half of FY 1996 compared favorably to depressed prices in FY 1995. Favorable soda ash volume variances were due to increased sales volume in both domestic and export markets. Sales of sodium sulfate increased 30% in FY 1996 because of volume increases of 41% partially offset by an 8% decrease in average prices. The unfavorable sodium sulfate prices were due to increased volumes sold to export customers at higher transportation costs resulting in lower netbacks. Sodium bicarbonate sales volumes and price variances were $0.8 million favorable in FY 1996 compared to FY 1995.

     In the aggregate, boron chemical sales were $0.5 million higher for FY 1996 compared to FY 1995. The favorable variance is due to favorable volume and price variances of $0.4 million and $0.1 million, respectively. Both the favorable volume and price variances were due to mix.

     The Company's specialty potash fertilizer sales in FY 1996 were $6.0 million lower than FY 1995. The lower sales were due to decreased export shipments in FY 1996 compared to export shipments in FY 1995, which contributed an unfavorable $12.0 million volume variance. The lower export shipments were partially offset by higher domestic shipments in FY 1996 which generated a favorable $4.7 million volume variance. Export sales were lower due to the lack of shipments to China during FY 1996. Favorable domestic sales were largely due to the alfalfa market and the timing of fertilizer seasons, which in the fourth quarter of FY 1995 were delayed due to bad weather. Export and domestic price/mix variances were favorable due to mix. The larger export shipments in FY 1995 resulted in lower netbacks compared to the shipments into other export areas with higher netbacks in FY 1996. Increased competitive domestic pricing was more than offset by favorable overall customer mix.

     Other product sales decreased by $0.2 million in FY 1996 versus FY 1995. Other product sales include magnesium chloride, crude trona and the revenues of other service subsidiaries of the Company.

     Cost of sales was $351.0 million or 73.8% of sales in FY 1996 compared to $331.9 million or 76.2% of sales in FY 1995. The $19.1 million increase in cost of sales was primarily due to increased sales volume in salt, soda products and boron products. The favorable decline in cost of sales as a percentage of sales was largely caused by favorable sales price variances and increased production of soda products and specialty potash fertilizers, which resulted in reduced costs per ton. Increased production was partially offset by increased manufacturing costs in labor and processed chemical usage.

     Gross profit increased by $20.5 million in FY 1996 versus FY 1995 due to the improvement in sales and cost of sales discussed above.

     Selling, general and administrative expenses were $64.3 million or 13.5% of sales in FY 1996 compared to $55.6 million or 12.8% of sales in FY 1995. The increase was due principally to increased incentive compensation costs based on performance, increased professional and consulting services, reorganization costs and the resignation of a company officer, and the FY 1996 Canadian dollar increase versus the United States dollar.

     The asset impairment charge of $7.0 million in FY 1996 is a non-cash write-down arising out of the shut down in March 1996 of the Company's Main Plant Cycle at the Searles Valley plant in California.

     Operating income of $53.1 million in FY 1996 increased $4.8 million compared to FY 1995 for the reasons discussed above. Excluding the effect of the assets impairment charge, operating income increased $11.8 million compared to FY 1995.

     Interest expense was $6.4 million higher in FY 1996 compared to FY 1995. The increase was due to higher revolver balances, higher interest rates compared to FY 1995 and higher amortization of deferred finance costs. Interest capitalized on construction in process was $1.2 million higher in FY 1996 compared to FY 1995, which partially offset the increase in interest expense.

     An exchange gain of $2.0 million related to the translation of United States dollar-denominated debt of Sifto into Canadian dollars was recorded in FY 1996 compared to a loss of $1.7 million in FY 1995. This favorable variance is due to an increase in FY 1996 in the value of the Canadian dollar relative to the United States dollar versus a decrease in FY 1995.

     A provision for income taxes of $5.2 million was recorded in FY 1996 primarily relating to Sifto's operating income and Canadian provincial taxes on mining profits, and to U.S. alternative minimum tax. A $5.3 million provision for income taxes was recorded in FY 1995 relating to Sifto's Canadian provincial taxes on mining profits and non-deductible, noncash foreign currency translation losses. Income tax benefits associated with the U.S. FY 1996 loss have not been recognized as future realization is uncertain (see Note 5).

     A net loss of $28.7 million was recorded for FY 1996 compared to a net loss of $31.3 million in FY 1995 due to the factors described above.


Liquidity, Capital Resources and Financial Condition

Seasonality and Cash Flows

     The Company's accounts receivable and inventory levels can vary by as much as $60.0 million during the year. Generally, inventories build in the second and third fiscal quarters and accounts receivable increase in the third and fourth fiscal quarters. During the third quarter highway deicing salt inventories are increased in preparation for the winter season. The harvesting of the solar ponds at the Ogden facility also takes place in the third quarter adding to the inventory levels. Inventories begin to decline in the fourth quarter and accounts receivable increase as highway salt sales and specialty potash fertilizer sales peak during this period. Cash requirements rapidly decline near the end of the fourth fiscal quarter and the early part of the next fiscal year first fiscal quarter as accounts receivable are converted into cash.

     FY 1997 operating activities provided $38.3 million in net cash compared to $34.2 million in FY 1996 and $67.2 million in FY 1995. One of the primary changes in the use of cash for operating activities relates to the accrual of cash interest on the Senior Secured Discount Notes in FY 1997 versus the accretion of $19.4 million and $21.9 million of noncash interest expense on these Notes in FY 1996 and FY 1995, respectively. After a build up of inventories in FY 1995 and FY 1996, the Company liquidated specialty potash and boron inventories in FY 1997 and generated $16.4 million in cash. Increased specialty potash sales in FY 1997 resulted in further increased receivables and a use of cash of $8.5 million in FY 1997. Other assets used $3.7 million more cash in FY 1997 versus FY 1996 because of prepaid interest expense related to the Argus Utilities transaction. Improved liquidity in FY 1997 resulted in a use of cash of $10.0 million to decrease accounts payable and accrued expenses versus increases or sources of cash from these accounts of $16.4 million and $5.3 million in FY 1995 and FY 1996, respectively.

     FY 1997 investing activities used $33.3 million of cash compared to a use of $47.1 million in FY 1996 and $43.6 million in FY 1995. Capital spending (including capitalized interest on construction in progress) decreased from $45.1 million in FY 1995 and $45.6 million in FY 1996 to $34.0 million in FY 1997. The decreased capital spending is because of lower capital spending on strategic projects, primarily the LRPP at Searles Valley, a multi-year project which was substantially completed in FY 1996.

     FY 1997 financing activities provided a source of cash of $3.1 million in FY 1997 compared to $16.2 million in FY 1996. In FY 1997, the Company issued $75.0 million in debt by entering into an agreement for the sale and leaseback of an electric and steam generating facility associated with the Searles Valley soda ash facilities (See Note 7). In addition, a steam provider prepaid $23.2 million for contractual amounts due to the Company over an 18 year period. The prepayment was recorded as deferred revenue to be amortized over the remaining life of the contract. Proceeds from the Argus Utilities transaction and deferred revenue were used to pay down borrowings under the Company's Bank Agreements. Net revolver payments or borrowings fluctuate based on cash provided from operations, cash used in investing activities, principal payments on long-term debt and proceeds from the issuance of new debt. As a result, net revolver payments were $79.0 million in FY 1997 compared to net revolver borrowings of $32.0 million in FY 1996 and net revolver payments of $18.0 million in FY 1995. Capitalized finance costs were $6.8 million or $5.7 million higher than FY 1996 due to fees and costs incurred related to the Argus Utilities transaction.

Bank Agreements and Liquidity

     At March 29, 1997, the Company had revolving lines of credit under its Bank Agreements totalling $150 million, including a commitment of $130 million for its U.S. subsidiaries (NACC, NAMSCO and GSL) and a Canadian commitment of $20 million for Sifto. Availability of the revolving credit facilities is generally based on 85% of eligible accounts receivable outstanding and 50% of eligible inventories (65% of eligible inventory for NASC and Sifto from July 1 through January 31 of each fiscal year). These revolving credit facilities terminate on February 15, 2001, unless no Discount Notes are outstanding on such date in which case the termination date is February 28, 2002. Indebtedness under the revolving credit facilities is secured by a lien on inventories and accounts receivable. Under the Bank Agreements, the Company must comply with certain covenants including maintaining certain minimum interest coverage, fixed charge and net funded debt coverage ratios, all of which were met for FY 1997.

     As of May 24, 1997, the Company had $59.5 million of available borrowing capacity under its revolving credit agreements and $16.2 million of cash. No significant long term debt payments are due until FY 2001. Capital expenditures for FY 1998 are estimated to be approximately $35 million. The Company believes that internal cash generated from operations plus liquidity provided by its revolving credit facilities will be adequate to meet the Company's anticipated working capital needs in FY 1998.

Impact of Year 2000

     The Year 2000 is not expected to have a material impact on the Company's information systems or results of operations because software currently in use is Year 2000 compliant or can readily be modified to be Year 2000 compliant. The Company has a plan in FY 1998 to modify and test its hardware and software for compatibility with the Year 2000. The impact of the Year 2000 on the Company's customers and vendors is not known.

Impact of Inflation

     Inflation has not had a significant impact on the Company's operations during the three fiscal years ended March 29, 1997.

Environmental Matters

     Due to the nature of the Company's business, it must continually monitor compliance with all applicable environmental laws and regulations. At March 29, 1997, the Company had recorded $3.8 million of current liabilities and $11.3 million of non-current liabilities to reflect the estimated future costs associated with environmental matters. Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Management believes that the outcome of presently known environmental contingencies will not have a material adverse effect on the operations, financial condition or liquidity of the Company.

     Amounts expensed for environmental costs were $1.6 million in FY 1997, $1.8 million in FY 1996 and $1.9 million in FY 1995.

Seasonality and Quarterly Financial Data (Unaudited)

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

     The table below reflects the seasonality of the Company's business by fiscal quarter.


                                               Fiscal 1996                                        Fiscal 1997
                             -----------------------------------------------    ------------------------------------------------
                                   1st         2nd         3rd          4th            1st         2nd         3rd          4th
                                   ---         ---         ---          ---            ---         ---         ---          ---
                                                                         (in thousands)
Operating Data:
   Net sales .................... $87,379     $93,016     $133,464     $161,615       $99,581     $92,337     $151,068     $165,636
   Gross profit .................  10,483      19,101       40,131       54,719        18,103      17,854       46,715       51,813
   Operating income (loss) ......  (3,749)      5,796       24,882       26,188         4,138       4,841       32,217       35,781
   Interest expense .............  20,042      20,910       21,479       22,507        20,533      22,293       24,485       24,614
   Net income (loss) ............ (21,146)    (12,426)       1,957        2,873       (15,092)    (17,589)       5,763        5,485
Sales by Product:
   Salt .........................  31,644      35,965       69,033       87,858        35,287      35,141       72,124       93,347
   Soda products ................  23,965      29,190       30,472       32,351        31,186      28,302       31,179       29,133
   Boron chemicals ..............  16,315      15,706       16,951       19,007        17,214      14,743       14,417       16,677
   Specialty potash fertilizers..  13,002       9,694       13,803       18,960        12,465      11,068       23,484       24,530
   Other ........................   2,453       2,461        3,205        3,439         3,429       3,083        9,864        1,949


Item 8.           FINANCIAL  STATEMENTS

Index


Description                                                                                      Page #

   Report of Coopers & Lybrand L.L.P., Independent Certified Public Accountants                   25

   Consolidated Balance Sheets as of March 30, 1996 and March 29, 1997                            26

   Consolidated Statements of Operations for the three fiscal years ended March 29, 1997          27

   Consolidated Statements of Common Stockholder's Equity (Deficit) for the three fiscal
   years ended March 29, 1997                                                                     28

   Consolidated Statements of Cash Flows for the three fiscal years ended March 29, 1997          29

   Notes to Consolidated Financial Statements                                                     31


REPORT OF COOPERS & LYBRAND L.L.P. INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of Harris Chemical North America, Inc. and
Subsidiaries

We have audited the consolidated financial statements of Harris Chemical North America, Inc. and Subsidiaries listed in the index on page 56 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Chemical North America, Inc. and Subsidiaries as of March 29, 1997 and March 30, 1996 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 29, 1997, in conformity with generally accepted accounting principles.






                                                   /s/  Coopers & Lybrand L.L.P.
                                                  ------------------------------
Kansas City, Missouri                                   COOPERS & LYBRAND L.L.P.
May 22, 1997


                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        as of March 30, 1996 and March 29, 1997
                                                    (in thousands)



                                                                            March 30,                March 29,
                                                                              1996                      1997
                                                                      --------------------     ------------------
                                          ASSETS
Current assets:
  Cash and cash equivalents ..........................................  $        9,093           $        17,076
  Trade accounts receivable, less allowance for doubtful
    accounts of $2,336 at March 30, 1996 and $1,716 at March
    29, 1997 .........................................................         109,542                   117,726
  Other receivables ..................................................           9,572                     9,916
  Inventories ........................................................         103,255                    86,818
  Deferred income taxes ..............................................           6,235                     6,019
  Other ..............................................................           4,787                     6,938
                                                                      ------------------       -------------------
      Total current assets ...........................................         242,484                   244,493

Property, plant and equipment, net ...................................         403,286                   388,011
Deferred financing costs, net ........................................          23,840                    25,553
Other ................................................................           8,363                     7,337
                                                                      ------------------       -------------------
      Total assets ...................................................  $      677,973           $       665,394
                                                                      ==================       ===================
            LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current portion of long-term debt ..................................  $        6,788           $         9,403
  Accounts payable ...................................................          66,301                    59,526
  Accrued expenses ...................................................          19,442                    25,259
  Accrued interest ...................................................          24,234                    23,250
  Accrued salaries and wages .........................................          13,658                    14,613
  Income taxes payable ...............................................           1,181                     2,483
                                                                      ------------------       -------------------
      Total current liabilities ......................................         131,604                   134,534

Long-term debt, net of current portion ...............................         785,470                   774,372
Deferred income taxes ................................................          22,865                    26,417
Other noncurrent liabilities .........................................          18,964                    36,502
Commitments and contingencies
Common stockholder's deficit:
  Common stock, at par ...............................................             -                         -
  Additional paid-in capital .........................................         103,441                    99,941
  Cumulative translation adjustment ..................................          (3,343)                   (3,532)
  Common stockholder's receivable ....................................          (3,083)                   (3,462)
  Accumulated deficit ................................................        (377,945)                 (399,378)
                                                                      ------------------       -------------------
      Total common stockholder's deficit .............................        (280,930)                 (306,431)
                                                                      ------------------       -------------------
      Total liabilities and stockholder's deficit ....................  $      677,973           $       665,394
                                                                      ==================       ===================


                       The accompanying notes are an integral part of the financial statements.


                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    for the three fiscal years ended March 29, 1997
                                                    (in thousands)








                                                                 FY 1995                  FY 1996                 FY 1997
                                                        --------------------     --------------------   ---------------------
Net sales ............................................  $        435,864         $        475,474       $         508,622
Cost of sales ........................................           331,949                  351,040                 374,137
                                                        ------------------       ------------------     -------------------
   Gross profit ......................................           103,915                  124,434                 134,485

Selling, general and administrative expenses .........            55,578                   64,273                  57,508
Asset impairment charge ..............................               -                      7,044                     -
                                                        ------------------       ------------------     -------------------
   Operating income ..................................            48,337                   53,117                  76,977

Other income (expense):
   Interest expense ..................................           (78,526)                 (84,938)                (91,925)
   Foreign currency transaction gain (loss) ..........            (1,743)                   2,039                  (1,301)
   Other, net ........................................             5,944                    6,240                   3,916
                                                        ------------------       ------------------     -------------------
   Income (loss) before taxes ........................           (25,988)                 (23,542)                (12,333)

Provision for income taxes ...........................             5,308                    5,200                   9,100
                                                        ------------------       ------------------     -------------------
   Net income (loss) .................................  $        (31,296)        $        (28,742)      $         (21,433)
                                                        ==================       ==================     ===================






















                       The accompanying notes are an integral part of the financial statements.


                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (DEFICIT)
                                    for the three fiscal years ended March 29, 1997
                                                    (in thousands)



                                                                                         Common
                                   Common        Additional       Cumulative      Stockholder's       Retained
                                   Stock,         Paid-in        Translation          Notes           Earnings
                                   at Par         Capital         Adjustment       Receivable         (Deficit)        Total
Balance, March 26, 1994 ........ $    -       $   107,253       $   (3,602)     $    (2,585)       $  (317,907)    $  (216,841)
   Translation adjustment ......                                       207                                                 207
   Receivable from HCG .........                                                     (1,207)                            (1,207)
   Net loss ....................                                                                       (31,296)        (31,296)
                                 -----------  -------------     ------------    -------------      -------------   -------------
Balance, March 25, 1995 ........      -           107,253           (3,395)          (3,792)          (349,203)       (249,137)
   Translation adjustment ......                                        52                                                  52
   Receivable from HCG .........                                                     (3,103)                            (3,103)
   Noncash capital
      distribution to HCG ......                   (1,812)                            1,812                                  0
   Harris Chemical Australia
      rights (Note 11) .........                   (2,000)                            2,000                                  0
   Net loss ....................                                                                       (28,742)        (28,742)
                                 -----------  ------------     ------------    -------------      -------------   -------------
Balance, March 30, 1996 ........      -           103,441           (3,343)          (3,083)          (377,945)       (280,930)
   Translation adjustment ......                                      (189)                                               (189)
   Receivable from HCG .........                                                     (1,129)                            (1,129)
   Noncash capital
      distribution to HCG ......                     (750)                              750                                  0
   Purchase of patents
      from affiliate ...........                   (2,750)                                                              (2,750)
   Net loss ....................                                                                       (21,433)        (21,433)
                                 -----------  -------------     ------------    -------------      -------------   -------------
Balance, March 29, 1997 ........ $    -       $    99,941       $   (3,532)     $    (3,462)       $  (399,378)    $  (306,431)
                                 ===========  =============     ============    =============      =============   =============



















                       The accompanying notes are an integral part of the financial statements.


                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    for the three fiscal years ended March 29, 1997
                                                    (in thousands)



                                                                                      FY 1995         FY 1996         FY 1997
                                                                                   -------------   --------------  --------------
Cash flows from operating activities:
   Net loss .....................................................................  $   (31,296)    $   (28,742)    $   (21,433)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation ..............................................................       52,588          56,187          53,242
      Finance fee amortization ..................................................        4,854           5,749           5,342
      Operating amortization ....................................................          707             743           1,254
      Accreted interest .........................................................       21,882          19,362             -
      Deferred income taxes .....................................................        2,696           3,778           3,768
      Unrealized foreign currency transaction loss (gain) .......................        1,921          (2,317)           (232)
      Loss (gain) on disposal of property, plant and equipment ..................         (171)             47             895
      Asset impairment charge ...................................................          -             7,044             -
      Other .....................................................................       (1,487)           (959)            440
      Changes in operating assets and liabilities:
         Receivables ............................................................       10,630         (17,796)         (8,527)
         Inventories ............................................................      (12,530)        (15,201)         16,437
         Other assets ...........................................................        1,012           1,067          (2,597)
         Accounts payable .......................................................        3,465           6,409          (6,775)
         Accrued expenses and other noncurrent liabilities ......................       12,972          (1,156)         (3,499)
                                                                                   -------------   -------------   -------------
            Net cash provided by operating activities ...........................       67,243          34,215          38,315
                                                                                   -------------   -------------   -------------
Cash flows from investing activities:
   Capital expenditures .........................................................      (42,069)        (41,382)        (32,719)
   Capitalized interest .........................................................       (3,037)         (4,230)         (1,244)
   Proceeds from sales of property, plant and equipment .........................        1,330             171             679
   Other ........................................................................          171          (1,650)            -
                                                                                   -------------   -------------   -------------
           Net cash used in investing activities ................................      (43,605)        (47,091)        (33,284)
                                                                                   -------------   -------------   -------------
Cash flows from financing activities:
   Revolver borrowings ..........................................................      169,873         152,287         206,745
   Revolver payments ............................................................     (187,873)       (120,287)       (285,745)
   Principal payments on other long-term debt, including capital leases .........       (4,687)        (11,645)         (8,155)
   Issuance of long-term debt ...................................................          -               -            75,000
   Capitalized finance costs ....................................................         (964)         (1,049)         (6,794)
   Proceeds from deferred revenue ...............................................          -               -            23,152
   Other ........................................................................       (1,207)         (3,103)         (1,129)
                                                                                   -------------   -------------   -------------
            Net cash provided by (used in) financing activities .................      (24,858)         16,203           3,074
                                                                                   -------------   -------------   -------------
Effect of exchange rate changes on cash .........................................          (27)            118            (122)
                                                                                   -------------   -------------   -------------
            Net increase (decrease) in cash .....................................       (1,247)          3,445           7,983
Cash and cash equivalents, beginning of period ..................................        6,895           5,648           9,093
                                                                                   -------------   -------------   -------------
Cash and cash equivalents, end of period ........................................  $     5,648     $     9,093     $    17,076
                                                                                   =============   =============   =============


                       The accompanying notes are an integral part of the financial statements.


              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                for the three fiscal years ended March 29, 1997
                                 (in thousands)



                                                                                      FY 1995         FY 1996         FY 1997
                                                                                   -------------   --------------  --------------
Supplemental cash flow information:
   Interest paid including capitalized interest .................................  $    53,574     $    60,009     $    91,578
   Income taxes paid ............................................................        1,863           1,695           3,007

Supplemental disclosure of noncash activities:
   Assets acquired under capital leases .........................................  $     4,937     $     4,533     $     6,551
   Acquisition of White River Nahcolite L.L.C. ..................................          -             9,008             -
   Noncash capital distribution .................................................          -             1,812             750
   Harris Chemical Australia rights .............................................          -             2,000             -
   Purchase of patents from affiliate ...........................................          -               -             2,750





































                       The accompanying notes are an integral part of the financial statements.

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization:

The consolidated  financial  statements  include the  consolidated  accounts of:
Harris Chemical North America, Inc. ("Harris") and its wholly owned subsidiaries, North American Chemical Company ("NACC"), NAMSCO Inc. ("NAMSCO") and its wholly owned subsidiaries North American Salt Company ("NASC") and Sifto Canada Inc. ("Sifto"), and GSL Corporation ("GSL") and its wholly owned subsidiary Great Salt Lake Minerals Corporation ("GSLMC"). Harris and its direct and indirect subsidiaries are collectively referred to as the "Company." Harris is a wholly owned subsidiary of Harris Chemical Group, Inc. ("HCG"). The common stockholder's equity of Harris consists of a single class of $.01 par value common stock with 1,000 shares authorized, issued and outstanding at March 29, 1997.

Harris is a producer and marketer of inorganic chemical and extractive mineral products with manufacturing sites in North America. Its principal products are salt, sodium-based chemicals including soda ash and sodium bicarbonate, sulfate of potash, and boron chemicals. Together, these businesses serve a variety of markets, including agriculture, food processing, the chemical process industry, glass manufacturing and highway de-icing.

2.  Summary of Significant Accounting Policies:

 a. Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     b. Basis of Consolidation: The consolidated financial statements include the consolidated accounts of Harris and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     c. Foreign Currency Translation: Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated using the average rates of exchange for the year. Adjustments resulting from the translation of a foreign currency financial statement into the reporting currency, U.S. dollars, are made directly to a separate component of common stockholder's equity. Exchange gains and losses from transactions denominated in a currency other than a company's functional currency are included in income.

     d. Fiscal Year-End: The Company has adopted a 52-53 week fiscal year ("FY") ending on the last Saturday in March. FYs 1997 and 1995 include 52 weeks and FY 1996 includes 53 weeks.

     e. Cash and Cash Equivalents: The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash in bank deposit accounts with two commercial banks with high credit ratings in the U.S. and Canada. The Company does not believe it is exposed to any significant credit risk on cash and equivalents.

     f. Inventories: Inventories are stated at the lower of cost or market. Raw materials and supply costs are determined by either the first-in, first-out
(FIFO) or the average cost method. Finished goods costs are determined by either the last-in, first-out (LIFO) or average cost method.

     g. Revenue Recognition: Revenue is recognized by the Company upon the transfer of title to the customer, which is generally at the time product is shipped.

 h. Property, Plant and Equipment: Property, plant and equipment, including assets under capital leases, are stated at cost and include interest on funds borrowed to finance construction. The costs of replacements or renewals which improve or extend the life of existing property are capitalized. Maintenance and repairs are expensed as incurred. The costs of certain major maintenance projects are accrued ratably over the periods prior to the next scheduled maintenance project. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

         Land improvements........................................ 5 to 25 years
         Buildings and improvements...............................10 to 40 years
         Machinery and equipment.................................. 3 to 18 years
         Solar ponds complex......................................10 to 20 years
         Rolling stock and track..................................15 to 25 years
         Furniture and fixtures................................... 3 to 10 years


     i. Deferred Financing Costs: Deferred financing costs are net of accumulated amortization of $13,428,000 in FY 1996 and $18,727,000 in FY 1997. Deferred financing costs are amortized using the effective interest rate method over the term of the related debt.

j. Income Taxes: HCG files consolidated federal income tax returns with Harris and its U.S. subsidiaries. Under the Tax Sharing Agreement, Harris generally agrees to reimburse HCG in amounts designed to approximate the amount of income taxes that Harris and its wholly owned subsidiaries (other than Sifto) would have paid had they filed consolidated federal income tax returns (and analogous state and local returns) separate from HCG. Sifto files a separate Canadian income tax return.

The Company accounts for income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred taxes are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     k. Research and Development Expenses: Research and development expenditures are expensed as incurred and were approximately $941,000, $1,041,000 and $1,010,000 in FYs 1995, 1996 and 1997, respectively.

l. Environmental Costs: Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Costs are accrued based upon management's estimates of all direct costs, after taking into account reimbursement by third parties (primarily the sellers of acquired businesses), and are reviewed by outside consultants. Environmental costs are charged to expense unless a settlement with an indemnifying party has been reached. Reimbursement of costs previously expensed is recorded as a reduction of operating expense when settlement with the indemnifying party is reached. The Company does not accrue liabilities for unasserted claims that are not probable of assertion, nor does it provide for environmental clean-up costs, if any, at the end of the useful lives of its facilities because, given the long lives of its mineral deposits, it is not practical to estimate such costs.

     m. Reclassifications: Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

3.  Inventories:

Inventories are stated at the lower of cost or market, and consist of the following (in thousands):

                                    March 30, 1996             March 29, 1997
                                 --------------------       --------------------
Finished goods ..................       $68,951                    $54,820
Raw materials and supplies ......        34,304                     31,998
                                 --------------------       --------------------
                                       $103,255                    $86,818
                                 ====================       ====================

As of March 30, 1996 and March 29, 1997 approximately 49% and 52%, respectively, of finished goods inventories are valued at LIFO. The excess of LIFO costs over the current cost of inventories based upon the LIFO method (and after lower of cost or market adjustments) was $2,819,000 at March 30, 1996 and $3,402,000 at March 29, 1997.

4.  Property, Plant & Equipment:

Property, plant and equipment consists of the following (in thousands):

                                     March 30, 1996             March 29, 1997
                                   ------------------         ------------------
Land and improvements ............       $27,589                    $30,992
Buildings and improvements .......        49,826                     76,764
Machinery and equipment ..........       461,785                    523,295
Solar ponds complex ..............        32,923                     33,233
Rolling stock and track ..........         7,332                      7,464
Furniture and fixtures ...........         8,578                      8,724
Construction in progress .........        78,962                     22,472
                                   ------------------         ------------------
                                         666,995                    702,944
Less accumulated depreciation ....       263,709                    314,933
                                   ------------------         ------------------
                                        $403,286                   $388,011
                                   ==================         ==================

In April, 1996, the Company discontinued production at a section of its facility located in Searles Valley, California. The shutdown was an element of the Company's strategic capital expenditure program to increase soda ash production and reduce boron and soda ash production costs. The amount of the loss due to the discontinued production was $7.0 million which is reflected as a charge against operating income as of March 30, 1996. To the extent that assets were no longer of any use to other production facilities at the Searles Valley location, they were written off in their entirety as they represent no additional value to the Company. For those assets which can be used by other production facilities, the values were transferred to those facilities at their net book value as of March 30, 1996.

In connection with Argus Utilities Financing (see Note 7), the Company extended the useful lives of Argus Utilities plant and equipment with a net book value of $28.2 million to 15 years to match the terms of the lease. This revision in useful lives reduced depreciation expense and the net loss by $6.5 million in FY 1997.

5.  Income Taxes:

The income tax provisions for FYs 1995, 1996 and 1997 consist of the following (in thousands):


                                       FY 1995         FY 1996         FY 1997
                                     -----------     -----------     -----------
Current:
  Federal .........................  $      -        $      50       $     545
  State ...........................         -              150             760
  Foreign income ..................        221             438             645
  Foreign mining ..................      2,391             984           3,050
                                     -----------     -----------     -----------
    Total current .................      2,612           1,622           5,000
                                     -----------     -----------     -----------
Deferred:
  Federal .........................    (11,350         (14,362)        (13,577)
  State ...........................     (2,620)         (3,314)         (3,133)
  Foreign income ..................      1,367           2,403           3,366
  Foreign mining ..................        767           1,032             532
  Change in valuation allowance ...     14,532          17,819          16,912
                                     -----------     -----------     -----------
    Total deferred ................      2,696           3,578           4,100
                                     -----------     -----------     -----------
Total provision for income taxes ..  $   5,308       $   5,200       $   9,100
                                     ===========     ===========     ===========

The sources of income (loss) before taxes are as follows (in thousands):


                                       FY 1995         FY 1996         FY 1997
                                     -----------     -----------     -----------
United States .....................  $ (31,939)      $ (31,877)      $ (27,821)
Foreign ...........................      5,951           8,335          15,488
                                     -----------     -----------     -----------
Income (loss) before taxes ........  $ (25,988)      $ (23,542)      $ (12,333)
                                     ===========     ===========     ===========

The Company does not provide U.S. federal income taxes on undistributed earnings of foreign subsidiaries that are not currently taxable in the United States. No undistributed earnings of foreign subsidiaries were subject to U.S. income tax in FY 1995, FY 1996 or FY 1997. Total undistributed earnings on which no U.S. federal income tax has been provided were $28.8 million at March 29, 1997. If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.

     Reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

                                                      FY 1995              FY 1996             FY 1997
                                                   -------------        -------------       -------------
U.S. federal statutory tax rate ..................       35.0%                35.0%               35.0%
U.S. statutory depletion .........................       18.9                 22.9                39.4
State income taxes, net of federal tax benefit ...        6.1                  9.2                12.5
Foreign income tax rate differential .............       (6.1)                 0.3                11.4
Foreign mining taxes .............................      (12.5)                (8.6)              (29.0)
Change in valuation allowance.....................      (55.9)               (75.7)             (137.2)
Other, net .......................................       (5.9)                (5.2)               (5.9)
                                                   -------------        -------------       -------------
    Effective tax rate ...........................      (20.4)%              (22.1)%             (73.8)%
                                                   =============        =============       =============

Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax law, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carryforwards. The tax effects of the types of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                     March 30,       March 29,
                                                       1996            1997
                                                    -----------     -----------
Deferred tax liabilities:
    Fixed assets and depreciation ................  $  53,025       $  40,385
    Inventories ..................................        598             521
    Other ........................................      8,761           7,924
                                                    -----------     -----------
                                                       62,384          48,830
                                                    -----------     -----------
Deferred tax assets:
    Inventories ..................................        202             202
    Accrued reserves and liabilities .............     10,276           7,640
    Interest on high yield debt ..................     19,853          19,795
    Prepaid income ...............................          0           9,627
    Net operating loss carryforwards .............     77,973          72,946
    Alternative minimum tax credit carryforwards .      2,228           2,720
    Other ........................................      8,711           5,902
                                                    -----------     -----------
                                                      119,243         118,832
Less valuation allowance .........................     73,489          90,401
                                                    -----------     -----------
                                                       45,754          28,431
                                                    -----------     -----------
Net deferred tax liabilities .....................     16,630          20,399
Less net current deferred tax assets .............      6,235           6,019
                                                    -----------     -----------
Net long-term deferred tax liabilities ...........  $  22,865       $  26,418
                                                    ===========     ===========

SFAS 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists with respect to the future utilization of net operating loss carryforwards and foreign currency translation losses; therefore, the Company carried a valuation allowance relating to such items of $73,489,000 and $90,401,000 as of March 30, 1996 and March 29, 1997, respectively.

At March 29, 1997, net operating loss carryforwards for U.S. federal income tax purposes available to offset future taxable income for the Company are approximately $186,700,000. If not utilized, these carryforwards expire in the FYs 2005 through 2012. As of March 29, 1997, Sifto has fully utilized its Canadian federal and provincial net operating loss carryforwards.

In addition, the Company has an alternative minimum tax credit carryforward at March 29, 1997 of approximately $2,720,000. These credit carryforwards may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain separate company limitations. To the extent not offset by a valuation allowance, these net operating loss and alternative minimum tax credit carryforwards have been reflected as a reduction of noncurrent deferred income tax liabilities for financial reporting purposes.

6.  Other Income:

Other income, net consists of the following (in thousands):

                                                               FY 1995                 FY 1996                 FY 1997
                                                           ----------------        ----------------        ----------------
Land lease and revenue sharing - cogeneration facility ...      $3,062                  $4,033                  $4,774
Interest income ..........................................         187                     379                     213
Equity income (loss) in Harris Chemical Europe Ltd. ......         625                     513                    (399)
Other ....................................................       2,070                   1,315                    (672)
                                                           ----------------        ----------------        ----------------
   Other income, net .....................................      $5,944                  $6,240                  $3,916
                                                           ================        ================        ================


7.  Long-term Debt:

Long-term debt consists of the following (in thousands):

                                                                        March 30, 1996              March 29, 1997

                                                                    ----------------------      -----------------------
Senior debt:
       Notes payable, 8.5%, due July 15, 2000 ....................        $  100,000                  $   100,000
       Notes payable, 10.25%,  due July 15, 2001 .................           250,000                      250,000
Senior subordinated debt:
       Notes payable, 10.75%, due October 15, 2003 ...............           335,000                      335,000
Revolving lines of credit ........................................            79,000                          -
Argus utilities notes payable, 12.3%, due through 2011 ...........               -                         71,502
Other, including capital lease obligations .......................            28,258                       27,273

                                                                    ----------------------      -----------------------
                                                                             792,258                      783,775
Less current portion                                                          (6,788)                      (9,403)
                                                                    ----------------------      -----------------------
                                                                            $785,470                     $774,372
                                                                    ======================      =======================


Contractual  maturities  of long-term  debt are as follows (in  thousands):
$9,403 in FY 1998; $9,224 in FY 1999; $5,065 in FY 2000; $104,080 in FY 2001;
$253,829 in FY2002 and $402,174 thereafter.

In FY 1994, Harris issued $250 million of 10.25% Senior Secured Discount Notes due July 15, 2001 (the "Discount Notes"), $335 million of 10.75% Senior Subordinated Notes due October 15, 2003 (the "Senior Subordinated Notes") and Sifto issued $100 million of 8.5% Senior Secured Notes due July 15, 2000 (the "Sifto Notes"). The Discount Notes, the Senior Subordinated Notes and the Sifto Notes are collectively referred to herein as the "Notes." The Sifto Notes require interest payments each January 15 and July 15. The Discount Notes began accruing cash interest January 15, 1996 with interest payable each January 15 and July 15 starting July 15, 1996. The Senior Subordinated Notes require interest payments each April 15 and October 15.

The Discount Notes and Senior Subordinated Notes are redeemable at any time on or after October 15, 1998 and prior to maturity at the option of Harris, in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus accrued interest if redeemed during the 12-month periods beginning October 15 of the years indicated:

                                                         Senior Subordinated
                                   Senior Notes                 Notes
                              ----------------------   ------------------------
1998 ........................         103.0%                   104.05%
1999 ........................         101.5%                   102.70%
2000 ........................         100.0%                   101.35%
2001 and thereafter .........         100.0%                   100.00%

Harris has pledged the common stock of NACC, NAMSCO and GSL for the benefit of the Discount Notes and the Sifto Notes. The stock of Sifto has not been pledged. All trade accounts receivable and product inventories have been pledged under the revolving lines of credit. All other assets of Sifto are pledged for the benefit of the Sifto Notes.

At March 29, 1997, the Company had revolving lines of credit totalling $150 million, including a commitment of $130 million for its U.S. entities (NACC, NAMSCO and GSL) and a Canadian commitment of $20 million for Sifto. These Bank Agreements terminate the earlier of February 28, 2002 or February 15, 2001, if any Discount Notes are outstanding on such date. These lines of credit bear interest, at Harris' option, at either a defined U.S. Base Rate (or in the case of Sifto's Canadian Dollar borrowings, a defined Canadian Prime Rate) plus 1.50% or the London Interbank Offered Rate (LIBOR) (or in the case of Sifto's Canadian Dollar borrowings, a defined BA Loan Rate) plus 2.75%. Commitment fees of 0.375% per year of the unused portion of the lines are payable quarterly. Borrowing capacity under these lines of credit is reduced by outstanding letters of credit, which were $29.0 million at March 29, 1997 for NACC, NAMSCO and GSL. The Company had $78.9 million of available borrowing capacity under its revolving credit agreements at March 29, 1997.

The Notes and Bank Agreements described above contain various restrictive covenants which limit among other things, indebtedness, dividends and stock repurchases, transactions with affiliates and related persons, liens, sale and leaseback transactions, mergers and consolidations, dividend and other payment restrictions affecting restricted subsidiaries disposition of proceeds of asset sales and capital expenditures. In addition, the Bank Agreements require Harris to maintain certain minimum interest coverage, fixed charge and net funded debt coverage ratios, all of which were met for fiscal year 1997.

In July 1996, NACC entered into an agreement for the sale and leaseback of an electric and steam generating facility associated with its Searles Valley soda ash facilities (the "Argus Utilities"). Under the terms of the agreement the Argus Utilities were sold to two institutional investors for $75 million, approximately $70.0 million in cash, net of related expenses and taxes. The initial term of the lease is 13 years with a two-to-fifteen year reduced rate renewal option. After expiration of the reduced rate renewal period there are three fair market renewal options of up to 5 years each. The Company has provided a guarantee for the performance of NACC's obligations under the lease and related agreements. In addition, during the initial term of the lease NACC is required to provide letters of credit of approximately $15 million as additional credit support. The Company has also agreed to certain covenants, including maintaining access to adequate working capital, meeting fixed charge and interest coverage ratios, and restrictions on assets dispositions and mergers. The transaction is being accounted for as a financing transaction during the initial and reduced rate rental periods. Proceeds from this transaction were used to reduce the outstanding revolving credit balance.

8.  Employee Benefit Plans:

The Company has a 401(k) retirement savings and investment plan covering substantially all employees. Contributions are made to this plan by participants through voluntary salary deferral and by the Company in accordance with the terms of the plan. Company contributions to the plan were approximately $4,184,000, $6,295,000 and $6,199,000 in FYs 1995, 1996 and 1997, respectively.

NAMSCO and GSL have defined benefit pension plans that cover certain of its hourly employees. Benefits are based on years of service and levels of compensation. NAMSCO and GSL fund an amount equal to the maximum allowable deduction for tax purposes. Net periodic pension cost (income) for FYs 1995, 1996 and 1997 was $(471,000), $95,000 and $86,000, respectively. The Company froze the benefits and future participation of the GSL plan in FY 1995 and recognized a curtailment gain of approximately $577,000. The Company distributed the assets of this plan to the vested participants in FY 1997. At March 29, 1997, the NAMSCO plan is fully funded and has a net accrued pension asset of $218,000.

The Company offers a variety of health and welfare benefit plans to active employees. No Company-sponsored health and welfare benefit plans are offered to retirees.

9.  Commitments  and Contingencies:

The Company is involved in legal and administrative proceedings and claims of various types from normal business activities. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's counsel, presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's results of operations or financial position.

Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The Company also leases various equipment under capital leases with a net book value of $17,240,000 and $16,828,000 at March 30, 1996 and March 29, 1997, respectively, that are included in property, plant, and equipment in the accompanying consolidated balance sheet.

The aggregate minimum annual rentals under lease arrangements are as follows (in thousands):


Fiscal                                                 Capital        Operating
Year                                                    Leases          Leases
--------------------------------------------------   -----------     -----------
1998 ..........................................        $ 8,973        $ 15,606
1999 ..........................................          6,290          14,473
2000 ..........................................          3,987          13,512
2001 ..........................................          2,251          13,106
2002 ..........................................          1,812          12,764
Thereafter ....................................         45,475         126,236
                                                     -----------     -----------
      Total ...................................         68,788        $195,697
                                                                     ===========
Less amounts representing interest ............        (50,090)
                                                     -----------
Present value of net minimum lease payments ...        $18,698
                                                     ===========

Rental expense, net of sublease income, for FYs 1995, 1996 and 1997 was $14,752,000, $16,514,000 and $16,603,000, respectively.

Royalties: A substantial portion of the land used in the Company's operations at the Searles Valley facility is owned by the U.S. government. The Company pays a royalty to the U.S. government of 5% on the sales value of the minerals extracted from government land. The leases generally have a term of 10 years with preferential renewal options. Total royalty expense was approximately $5,623,000, $6,732,000 and $4,675,000 in FYs 1995, 1996 and 1997, respectively.
In addition, the Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses. Total royalty expense related to these leases was approximately $3,403,000, $2,018,000 and $3,459,000 in FYs 1995, 1996 and 1997, respectively.

Purchase Commitments: NACC is committed under a contract to purchase a percentage of tons of coal based on total coal purchases per year, at agreed upon prices, for operations at its Searles Valley facility in California. The contract continues through December 1999, with an option to extend the agreement an additional five years.

Environmental Matters: At March 29, 1997, the Company has recorded accruals of $15.1 million ($3.8 million classified in accrued expenses and $11.3 million classified in other noncurrent liabilities) for future costs associated with existing environmental exposures at certain of its facilities. The Company estimates that a significant portion of these accruals will be used over the next five years. It is the opinion of management that the outcome of known environmental contingencies will not have a material adverse effect on the operations, financial position or liquidity of the Company.

10. Acquisition:

On August 24, 1995, NACC and NaTec Resources, Inc. ("NRI") executed an agreement regarding the acquisition by NACC of the remaining 50% interest in White River Nahcolite Limited Liability Co. ("White River") owned by NRI. Pursuant to that agreement, the consideration paid to NRI totalled $9,508,000 consisting of (i) $500,000 in cash paid by NACC to NRI,

(ii) a $4.0 million non-interest bearing promissory note of NACC payable in installments through the third anniversary of the closing date (discounted balance $3,236,000) and (iii) a $6.0 million non-interest bearing promissory note of White River which was paid on January 12, 1996 (discounted balance $5,772,000). The remaining note is collateralized by substantially all of White River's assets.

As a result of the acquisition, NACC owns 100% of White River. The Company accounted for the acquisition as a purchase and beginning August 24, 1995 the accounts of White River were consolidated in the accompanying financial statements. The effect of the purchase on the Company's consolidated balance sheet was a decrease to investments of $12.2 million (to eliminate the original 50% equity investment which is now consolidated) and an increase in assets and liabilities of $24.7 million and $3.0 million, respectively (to consolidate the accounts of White River). If the acquisition had occurred at the beginning of FY 95, the Company's results of operations would not be materially different than those reflected in the accompanying financial statements.

11. Related Party Transactions:

HCG's wholly owned subsidiaries include Harris (see Note 1), Harris Chemical Europe, Ltd. ("HCEL") and Harris Chemical Group Europe, Inc. ("HCGE"). The principal wholly owned subsidiaries of HCEL include NAMSCO (UK), Ltd. ("NUK"), with salt operations in the United Kingdom (Salt Union Ltd. or "SUL"), Matthes + Weber GmbH ("M&W"), with soda operations in Germany, Harris Soda Products Europe ("HSPE") which is based in France and markets and sells soda products in Europe, and Societa Chimica Larderello ("SCL"), with boron operations in Italy. In addition, certain stockholders of HCG have minority ownership interests in Penrice Soda Products Pty Ltd. ("Penrice"), U.S. Silica and Harris Specialty Chemical Company. These entities are collectively referred to as HCG affiliates.

The Company has management services agreements with HCG and certain of its affiliates and the Company occasionally purchases and sells products to HCG affiliates in the ordinary course of business. The following table summarizes the revenues (expenses) with HCG affiliates in FY's 1995, 1996 and 1997 (in thousands):

                                                                     FY 1995            FY 1996             FY 1997
                                                              --------------      -------------      --------------
Harris services agreement with HCG                                      $408               $408                $408
NAMSCO services agreement with NUK                                       388                403                 378
NAMSCO fee to HCGE for services to NUK                                  (274)              (282)               (378)
NACC technical services agreement with SCL                               -                  -                  (105)
NACC inventory sales to SCL                                            1,345              1,852                 217
GSL inventory sales to SCL                                               639                911                 356
NACC inventory sales to HSPE                                             -                  -                    66
NACC inventory sales to Penrice                                          -                  -                   118
NACC inventory purchases from SCL                                      4,031              2,643               2,963
GSL inventory purchases from SCL                                         -                  -                   343

Pursuant to the credit agreements, Harris is allowed to pay to HCG an amount not to exceed $750,000 per fiscal year for the purpose of enabling HCG to pay its actual operating expenses in the ordinary course of business. The total amount paid by Harris to HCG was $750,000 in FY's 1995, 1996 and 1997. At March 30, 1996 and March 29, 1997, the Company has a balance due from HCG of approximately $3,083,000 and $3,462,000 respectively, classified as a reduction in stockholder's equity. Such amount consists of advances to HCG for the repurchase of common shares of HCG from employees who terminated their relationship with the Company and the services agreement with Harris (see above).

The Company has net receivables from HCG affiliates totalling $740,000 and $458,000 at March 30, 1996 and March 29, 1997, respectively.

In FY 1996, NAMSCO exchanged its 5.6% economic ownership in NUK for a 6.51% economic ownership in Harris Chemical Europe Limited ("HCEL"), a corporation organized under the laws of the United Kingdom. NAMSCO has recorded an equity investment in NUK of $1,520,000 at March 25, 1995 and an equity investment in HCEL of $1,961,000 at March 30, 1996 and $1,674,000 at March 29, 1997.

The Company entered into an agreement in FY 1994 to become a distributor of SCL products to the U.S. market. SCL also distributes certain boron chemical products of the Company in Europe. The Company prepaid to SCL $1,345,000 and $1,300,000 in FY's 1995 and 1997, respectively, for boron containing minerals used in SCL's production process. In FY 1997, NACC entered into a technical services agreement with SCL for $250,000 annually to compensate SCL for providing technical expertise and assistance to NACC in specialty boron production. Additionally, in FY 1997, an agreement was reached whereby NACC purchased patents from SCL for $2,750,000. The $2,750,000 is reflected as a payable to SCL and a reduction to paid in capital in the accompanying balance sheet and statement of common stockholder's equity. The Company had net receivables due from SCL of $665,000, $241,000 and $91,000 at March 25, 1995, March 30, 1996 and
March 29, 1997, respectively.

In FY 1996, certain stockholders of HCG purchased a minority interest in Penrice, an Australian enterprise engaged in the production and distribution of soda ash products. In connection therewith, HCG obtained an option agreement that permits HCG to purchase Penrice at fair market value under certain circumstances. HCG transferred this option to the Company. In addition, HCG permitted the Company to enter into a services agreement with Penrice. The agreement provides that Penrice will pay the Company 200,000 Australian dollars per year beginning in FY 1997 for management consulting and operating support services. Management believes this agreement will also open up new markets for certain of the Company's products. The Company agreed to consideration of $2.0 million to HCG which is the estimated fair market value to HCNA of the above agreements. The $2.0 million is reflected as a reduction of both stockholder's receivable and paid in capital in the accompanying balance sheet and statement of common stockholder's equity.

In 1993, NACC entered into an agreement to sell its port facilities in San Diego to SDT Capital, Inc. ("SDT") for $5.5 million, and lease such facilities back from SDT. SDT's president is a relative of a former officer of Harris who is a shareholder in HCG. Annual rentals under the agreement are $1.7 million per year payable quarterly for the initial four-year period and the first and second five-year option periods. The annual rentals for the first and second option periods will be increased for any increases in the seven-year U.S. Treasury note rate. Additional rents are due at $3 per ton for shipments in excess of 850,000 tons per year through the end of the second option period. Three additional five-year option periods and a final six-year option period will have rents based on fair market value rents as agreed to by SDT and the Company. The Company has the option to repurchase the facilities at the end of either the initial lease period (December 31, 1997) or any renewal option period for the greater of $7.0 million or fair market value. However, the Company must purchase the facility for the greater of $7.0 million or fair market value at the end of any lease period in which the lease is not extended. This transaction is being accounted for as a financing with the difference between the initial stated value of $5.5 million and the minimum repurchase value of $7.0 million being accrued through the term of lease. The Company has begun negotiations with SDT to possibly repurchase the facilities at December 31, 1997. The agreement states that fair market value shall be mutually agreed upon by the Company and SDT. However, if the Company and SDT are unable to agree, then fair market value is determined through an appraisal process.

12. Fair Value of Financial Instruments:

The carrying amounts and estimated fair values of the Company's financial instruments at March 29, 1997 are as follows (in thousands):

                                               Carrying             Estimated
                                                Value               Fair Value
                                            --------------        --------------
Senior debt:
    Notes payable, 8.5% ..................     $100,000               $99,875
    Notes payable, 10.25% ................      250,000               255,000
Subordinated debt:
    Notes payable, 10.75% ...............       335,000               337,513
Revolving lines of credit ................         -                      -
Argus utilities notes payable, 12.3% .....       71,502                71,502
Other, including capital leases ..........       27,273                27,273



The following methods and assumptions were used to estimate the fair value of the financial instruments:

     Senior debt: The fair value is based on the quoted market price at the close of trading on March 28, 1997.

     Subordinated debt: The fair value is based on the quoted market price at the close of trading on March 28, 1997.

     Revolving Lines of Credit: The interest rate is variable, based on either the bank's base rate plus 1.50% or LIBOR plus 2.75%. Under the assumption that the interest rate, including the applicable margin percentage, is reflective of current interest rates available to the Company for obligations with similar terms and maturities, the fair value approximates carrying value.

     Argus utilities and other, including capital leases: Under the assumption that the interest rate, including the applicable margin percentage, is reflective of current interest rates available to the Company for obligations with similar terms and maturities, the fair value approximates carrying value.


13.  Export Sales:

Export sales from the United States were as follows (in millions):

                                FY 1995           FY 1996            FY 1997
                              -----------       -----------        -----------
Asia/Pacific rim ........       $ 60.0             $51.9             $ 58.3
Latin America ...........         17.3              21.5               25.9
Europe ..................         15.5              14.9               11.2
Canada ..................          3.8               4.5                4.2
Other ...................          6.3               6.1                7.0
                              -----------       -----------        -----------
      Total .............       $102.9             $98.9             $106.6
                              ===========       ===========        ===========


14.  Valuation and Qualifying Accounts:

Activity in the valuation and qualifying accounts for the years ended March 25, 1995, March 30, 1996 and March 29, 1997 is as follows:


                                                             Additions         Additions
                                                              Charged           Charged
                                           Balance at            to                to                              Balance at
                                           Beginning         Costs and           Other                               End of
                                           of Period          Expenses          Accounts         Deductions          Period
                                            (000's)           (000's)           (000's)           (000's)           (000's)
                                         --------------    --------------    --------------    --------------    --------------
Year ended March 25, 1995:
Allowance for doubtful accounts.......     $     1,707       $       (61)      $       494       $       985       $     1,155
Inventory obsolescence reserves ......           1,833               400               235               946             1,522
Accumulated amortization:
   Deferred financing costs ..........           2,704             4,755               -                 -               7,459
   Deferred organization costs .......             240               530               -                 -                 770
Year ended March 30, 1996:
Allowance for doubtful accounts.......     $     1,155       $     1,381       $        65       $       265       $     2,336
Inventory obsolescence reserves ......           1,522               985               201             1,259             1,449
Accumulated amortization:
   Deferred financing costs ..........           7,459             5,888                81               -              13,428
   Deferred organization costs .......             770               553               406               -               1,729
Year ended March 29, 1997:
Allowance for doubtful accounts.......     $     2,336       $     2,909       $        71       $     3,600       $     1,716
Inventory obsolescence reserves ......           1,449             1,804                 1               997             2,257
Accumulated amortization:
   Deferred financing costs ..........          13,428             5,336               -                  37            18,727
   Deferred organization costs .......           1,729               545               -                 -               2,274

15.  Condensed Consolidating Financial Statements:

Separate condensed consolidating financial statements of certain subsidiaries of the Company are presented below. Except for Sifto, which is domiciled in Canada, all subsidiaries of Harris are domiciled in the United States. In order to present the financial statements of Sifto separately, the financial statements of NAMSCO present the investment in Sifto using the cost method.

Separate financial statements of the subsidiaries of Harris which have guaranteed Harris' and Sifto's outstanding public debt (the "Guarantors"), including NACC, North American Terminals, Inc., NAMSCO, NASC, Carey Salt Company, The Hutchinson & Northern Railway Company, GSL, GSLMC, and White River, are not included for the following reasons: (i) pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to Harris' and Sifto's outstanding public debt, (ii) the aggregate assets, liabilities, earnings and equity of the Guarantors and Sifto are substantially equal to the assets, liabilities, earnings and equity of Harris on a consolidated basis and (iii) accordingly, Harris does not believe that separate full financial statements concerning the Guarantors and Sifto are material to investors. Financial statements of the subsidiaries of Harris which are not Guarantors are not presented separately as these companies are immaterial.

                            HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)


                                      CONDENSED CONSOLIDATING BALANCE SHEETS
                                                  March 30, 1996
                                                  (in thousands)

                                  NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                              ----------------------------------------------------------------------------------------
Cash and cash equivalents.... $     -      $     -      $     -      $   9,093   $   2,411   $  (2,411)   $   9,093
Receivables, net ............    49,797       12,700       35,440       20,439         738         -        119,114
Inventories .................    46,195       22,924       21,662       12,886         -          (412)     103,255
Other current assets ........     8,681          336          761          813         431         -         11,022
Property, plant and
  equipment, net ............   236,218       40,874       62,087       64,107         -           -        403,286
Investment in Sifto .........       -            -          2,513          -           -        (2,513)         -
Other .......................     5,308           56        2,189        2,948     362,512    (340,810)      32,203
                              ---------------------------------------------------------------------------------------
Total assets ................ $ 346,199    $  76,890    $ 124,652    $ 110,286   $ 366,092   $(346,146)   $ 677,973
                              =======================================================================================
Total current liabilities.... $  54,636    $  13,918    $  23,932    $  15,802   $  25,727   $  (2,411)   $ 131,604
Long-term debt, net of
  current portion ...........    48,769        8,722       42,108      100,871     585,000         -        785,470
Other noncurrent liabilities.    98,930       (8,449)     (50,142)     (13,234)     36,295     (21,571)      41,829
Total common stockholder's
  equity (deficit) ..........   143,864       62,699      108,754        6,847    (280,930)   (322,164)    (280,930)
                              ---------------------------------------------------------------------------------------
Total liabilities and
  common stockholder's
  equity (deficit) .......... $ 346,199    $  76,890    $ 124,652    $ 110,286   $ 366,092   $(346,146)   $ 677,973
                              =======================================================================================


                                      CONDENSED CONSOLIDATING BALANCE SHEETS
                                                  March 29, 1997
                                                  (in thousands)

                                  NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                              ----------------------------------------------------------------------------------------
Cash and cash equivalents.... $     -      $     -      $  (3,980)   $   5,561   $  15,495   $     -      $  17,076
Receivables, net ............    49,298       24,502       30,630       22,754         458         -        127,642
Inventories .................    39,403       15,389       20,663       11,983         -          (620)      86,818
Other current assets ........     9,539          185        1,979          752         502         -         12,957
Property, plant and
  equipment, net ............   216,334       42,828       65,206       63,643         -           -        388,011
Investment in Sifto .........       -            -          2,513          -           -        (2,513)         -
Other .......................    10,006           46        1,833        2,410     413,250    (394,655)      32,890
                              ---------------------------------------------------------------------------------------
Total assets ................ $ 324,580    $  82,950    $ 118,844    $ 107,103   $ 429,705   $(397,788)   $ 665,394
                              =======================================================================================
Total current liabilities.... $  52,129    $  14,020    $  21,936    $  20,797   $  25,599   $      53    $ 134,534
Long-term debt, net of
  current portion ...........    83,234        1,440        2,878      101,820     585,000         -        774,372
Other noncurrent liabilities.    43,718       (5,629)     (32,875)     (30,001)    125,537     (37,831)      62,919
Total common stockholder's
  equity (deficit) ..........   145,499       73,119      126,905       14,487    (306,431)   (360,010)    (306,431)
                              ---------------------------------------------------------------------------------------
Total liabilities and
  common stockholder's
  equity (deficit) .......... $ 324,580    $  82,950    $ 118,844    $ 107,103   $ 429,705   $(397,788)   $ 665,394
                              =======================================================================================

                            HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)


                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                     For the Fiscal Year Ended March 25, 1995
                                                  (in thousands)

                                  NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                              ----------------------------------------------------------------------------------------
Net sales ................... $ 193,920    $  70,936    $ 133,305    $  91,027   $     -     $ (53,324)   $ 435,864
Cost of sales ...............   173,839       58,297       89,813       62,669         -       (52,669)     331,949
                              ---------------------------------------------------------------------------------------
  Gross profit ..............    20,081       12,639       43,492       28,358         -          (655)     103,915
Selling, general and
   administrative expenses...    21,538        5,399       15,219       10,751       2,671         -         55,578
                              ---------------------------------------------------------------------------------------
   Operating income (loss) ..    (1,457)       7,240       28,273       17,607      (2,671)       (655)      48,337
Interest expense ............      (456)         (91)      (1,055)      (9,641)    (67,283)        -        (78,526)
Other income (expense) ......     4,939        7,380       (6,103)      (2,015)     38,658      (38,658)      4,201
                              ---------------------------------------------------------------------------------------
   Income (loss) before
   provision for income
   taxes ....................     3,026       14,529       21,115        5,951     (31,296)     (39,313)    (25,988)
Provision (benefit) for
   income taxes .............       -          4,423        8,083        4,833         -        (12,031)      5,308
                              ---------------------------------------------------------------------------------------
   Net income (loss) ........ $   3,026    $  10,106    $  13,032    $   1,118   $ (31,296)  $  (27,282)  $ (31,296)
                              =======================================================================================


                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                     For the Fiscal Year Ended March 30, 1996
                                                  (in thousands)

                                  NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                              ----------------------------------------------------------------------------------------
Net sales ................... $ 202,797    $  67,943    $ 154,840    $  94,023   $     -     $ (44,129)   $ 475,474
Cost of sales ...............   172,192       54,574      104,268       64,208         -       (44,202)     351,040
                              ---------------------------------------------------------------------------------------
  Gross profit ..............    30,605       13,369       50,572       29,815         -            73      124,434
Selling, general and
   administrative expenses ..    25,197        5,302       18,908       11,818       3,048         -         64,273
Write down of assets ........     7,044          -            -            -           -           -          7,044
                              ---------------------------------------------------------------------------------------
   Operating income (loss) ..    (1,636)       8,067       31,664       17,997      (3,048)         73       53,117
Interest expense ............       284         (218)         443      (11,696)    (73,751)        -        (84,938)
Other income (expense) ......     5,853        6,956       (6,564)       2,034      48,176     (48,176)       8,279
                              ---------------------------------------------------------------------------------------
   Income (loss) before
   provision for income
   taxes ....................     4,501       14,805       25,543        8,335     (28,623)    (48,103)     (23,542)
Provision (benefit) for
   income taxes .............       -          2,991        4,891        4,300         119      (7,101)       5,200
                              ---------------------------------------------------------------------------------------
   Net income (loss) ........ $   4,501    $  11,814    $  20,652    $   4,035   $ (28,742)  $ (41,002)   $ (28,742)
                              =======================================================================================

                            HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)

                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                     For the Fiscal Year Ended March 29, 1997
                                                  (in thousands)

                                  NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                              ----------------------------------------------------------------------------------------
Net sales ................... $ 197,717    $  84,490    $ 159,606    $ 105,080   $     -     $ (38,271)   $ 508,622
Cost of sales ...............   172,508       69,068      106,602       64,021         -       (38,062)     374,137
                              ---------------------------------------------------------------------------------------
  Gross profit ..............    25,209       15,422       53,004       41,059         -          (209)     134,485
Selling, general and
   administrative expenses ..    17,598        5,542       16,795       13,146       4,427         -         57,508
                              ---------------------------------------------------------------------------------------
   Operating income (loss) ..     7,611        9,880       36,209       27,913      (4,427)       (209)      76,977
Interest expense ............   (11,293)        (284)         462      (11,110)    (69,700)        -        (91,925)
Other income (expense) ......     5,442        6,525       (8,037)      (1,315)     54,034     (54,034)       2,615
                              ---------------------------------------------------------------------------------------
   Income (loss) before
   provision for income
   taxes ....................     1,760       16,121       28,634       15,488     (20,093)    (54,243)     (12,333)
Provision (benefit) for
   income taxes .............       125        5,701       10,594        7,547       1,340     (16,207)       9,100
                              ---------------------------------------------------------------------------------------
   Net income (loss) ........ $   1,635    $  10,420    $  18,040    $   7,941   $ (21,433)  $ (38,036)   $ (21,433)
                              =======================================================================================

                            HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)


                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     For the Fiscal Year Ended March 25, 1995
                                                  (in thousands)


                                  NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                              ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities.. $  78,249    $  18,878    $  22,991    $   5,470   $  (6,717)  $ (51,628)   $  67,243
                              ---------------------------------------------------------------------------------------
Cash flows from investing:
   Capital expenditures .....   (25,305)      (3,456)      (7,077)      (6,231)        -           -        (42,069)
   Capitalized interest .....    (3,037)         -            -            -           -           -         (3,037)
   Proceeds from sales ......       896          315            8          111         -           -          1,330
   Other ....................       189          -            (18)         -        20,440     (20,440)         171
                              ---------------------------------------------------------------------------------------
Net cash used in
   investing activities ..... $ (27,257)      (3,141)      (7,087)      (6,120)     20,440     (20,440)     (43,605)
                              ---------------------------------------------------------------------------------------
Cash flows from financing:
   Gross borrowings .........     3,000        6,200      126,900       33,773         -           -        169,873
   Gross repayments .........   (12,619)     (12,369)    (133,321)     (34,251)        -           -       (192,560)
   Recapitalization costs ...       -            -            -            (92)       (872)        -           (964)
   Other ....................   (41,373)      (9,568)      (9,483)         -        (1,000)     60,217       (1,207)
                              ---------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities .   (50,992)     (15,737)     (15,904)        (570)     (1,872)     60,217      (24,858)
                              ---------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash ..........       -            -            -            (27)        -           -            (27)
                              ---------------------------------------------------------------------------------------
Net decrease in cash and
   cash equivalents .........       -            -            -         (1,247)     11,851     (11,851)      (1,247)
Cash and cash equivalents:
   Beginning of period ......       -            -            -          6,895         -           -          6,895
                              ---------------------------------------------------------------------------------------
   End of period ............ $     -      $     -      $     -      $   5,648   $  11,851   $ (11,851)   $   5,648
                              =======================================================================================

                               HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     For the Fiscal Year Ended March 30, 1996
                                                  (in thousands)


                                  NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                              ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities.. $  63,388    $   1,107    $ (10,998)   $   6,306   $  13,149   $ (38,737)   $  34,215
                              ---------------------------------------------------------------------------------------
Cash flows from investing:
   Capital expenditures .....   (32,369)      (2,767)      (3,704)      (2,542)        -           -        (41,382)
   Capitalized interest .....    (4,230)         -            -            -           -           -         (4,230)
   Proceeds from sales ......       111           59          -              1         -           -            171
   Other ....................    (1,679)         -             29          -       (18,489)     18,489       (1,650)
                              ---------------------------------------------------------------------------------------
Net cash used in
   investing activities .....   (38,167)      (2,708)      (3,675)      (2,541)    (18,489)     18,489      (47,091)
                              ---------------------------------------------------------------------------------------
Cash flows from financing:
   Gross borrowings .........    19,643       25,184       75,342       32,118         -           -        152,287
   Gross repayments .........   (24,617)     (18,644)     (56,115)     (32,556)        -           -       (131,932)
   Other ....................   (20,247)      (4,939)      (4,554)         -        (4,100)     29,688       (4,152)
                              ---------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities .   (25,221)       1,601       14,673         (438)     (4,100)     29,688       16,203
                              ---------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash ..........       -            -            -            118         -           -            118
                              ---------------------------------------------------------------------------------------
Net decrease in cash and
   cash equivalents .........       -            -            -          3,445      (9,440)      9,440        3,445
Cash and cash equivalents:
   Beginning of period ......       -            -            -          5,648      11,851     (11,851)       5,648
                              ---------------------------------------------------------------------------------------
   End of period ............ $     -      $     -      $     -      $   9,093   $   2,411   $  (2,411)   $   9,093
                              =======================================================================================

                               HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     For the Fiscal Year Ended March 29, 1997
                                                  (in thousands)


                                  NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                              ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities.. $  29,690    $  16,933    $  38,177    $  24,134   $ (16,246)  $ (54,373)   $  38,315
                              ---------------------------------------------------------------------------------------
Cash flows from investing:
   Capital expenditures .....    (9,638)      (6,574)      (9,975)      (6,532)        -           -        (32,719)
   Capitalized interest .....    (1,244)         -            -            -           -           -         (1,244)
   Proceeds from sales ......        24          -            503          152         -           -            679
   Other ....................       -            -            -            -       (53,845)     53,845          -
                              ---------------------------------------------------------------------------------------
Net cash used in
   investing activities .....   (10,858)      (6,574)      (9,472)      (6,380)    (53,845)     53,845      (33,284)
                              ---------------------------------------------------------------------------------------
Cash flows from financing:
   Gross borrowings .........    99,986       21,995      108,502       51,262         -           -        281,745
   Gross repayments .........   (63,493)     (29,746)    (148,530)     (52,131)        -           -       (293,900)
   Other ....................   (55,325)      (2,608)       7,343      (20,295)     83,175       2,939       15,229
                              ---------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities .   (18,832)     (10,359)     (32,685)     (21,164)     83,175       2,939        3,074
                              ---------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash ..........       -            -            -           (122)        -           -           (122)
                              ---------------------------------------------------------------------------------------
Net decrease in cash and
   cash equivalents .........       -            -         (3,980)      (3,532)     13,084       2,411        7,983
Cash and cash equivalents:
   Beginning of period ......       -            -            -          9,093       2,411      (2,411)       9,093
                              ---------------------------------------------------------------------------------------
   End of period ............ $     -      $     -      $  (3,980)   $   5,561   $  15,495   $     -      $  17,076
                              =======================================================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable


                                                     Part III

Item 10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

   The following table sets forth the name, age and position with Harris or Sifto of each person who is currently an executive officer or director of Harris or Sifto.

   Name                                 Age       Position
   D. George Harris...................   64       Chairman, Chief Executive Officer and Director of Harris
   Anthony J. Petrocelli..............   59       Vice Chairman and Director of Harris
   Michael R. Boyce...................   49       President, Chief Operating Officer and Director of Harris
   Emanuel J. Di Teresi...............   52       Senior Vice President and Chief Financial Officer of Harris
   Richard J. Donahue.................   53       Senior Vice President - Corporate Development of Harris
   Donald G. Kilpatrick...............   42       Senior Vice President, Secretary and General Counsel of Harris
   Richard J. Nick....................   53       Senior Vice President - Finance and Treasurer of Harris
   James T. Beale, Jr.................   53       Director of Harris
   Fred W. Broling....................   61       Director of Harris
   John D. Burns......................   64       Director of Harris
   Archibald Cox, Jr..................   56       Director of Harris
   Peter J. Savage....................   53       Director of Harris
   Heinn F. Tomfohrde II..............   63       Director of Harris
   Jeffrey C. Walker..................   41       Director of Harris
   Robert F. Clark....................   55       President of GSL
   John F. Tancredi...................   54       President of NACC
   Gary R. Noseworthy.................   44       Director of Sifto
   Alan Hamilton......................   45       Director of Sifto

   The Certificate of Incorporation and By-Laws of Harris provide for a Board of Directors of not less than three or more than fifteen directors, with the number of directors currently set at 11. There is currently one vacancy. Directors are elected at the annual meeting of the stockholders. Each director holds office until a successor is elected and qualified, or until such director's earlier resignation or removal. Vacancies on the Board of Directors may be filled as set forth in the Stockholders Agreement. Officers of Harris serve at the discretion of the Board of Directors. See Item 13, "Certain Relationships and Related Transactions--The Stockholders Agreement."

   D. George Harris has been the Chairman, Chief Executive Officer and a director of Harris since 1993 and has served as an officer and/or director of various subsidiaries of Harris and HCG. Mr. Harris has also been a director and Chairman of DGHA since 1989 and has served as an officer and/or director of various affiliated companies including Harris Specialty Chemicals, Penrice Soda Products Pty Ltd., and U.S. Silica. From 1981 through 1986, Mr. Harris was President of SCM Chemicals (1981-1985) and SCM Corporation (1985-1986), a major producer of consumer and industrial products with approximately $2 billion of annual revenues. From 1975 through 1981, Mr. Harris was President of Rhone-Poulenc U.S.A., Rhone-Poulenc's U.S. subsidiary. From 1987 to 1988, Mr. Harris was a Senior Advisor in the Investment Banking Department of Robert Fleming & Co., Ltd. where he was involved in global investment banking activities covering Europe, the Far East and the United States. He is currently a director of McWhorter Technologies, Inc., a major coatings company, and a trustee of the Tax-Free Fund for Utah, one of the Aquila group of funds.

   Anthony J. Petrocelli has been Vice Chairman and a director of Harris since 1993, and has served as an officer and/or director of various subsidiaries of Harris and HCG. Mr. Petrocelli has also been Vice Chairman of DGHA since 1989 and has served as an officer and/or director of various affiliated companies including Harris Specialty Chemicals, Penrice Soda Products Pty Ltd., and U.S. Silica. From 1984 to 1986, Mr. Petrocelli was the President of Crystal Greeting, Inc., a manufacturer and distributor of greeting cards.

     Michael R. Boyce has been President and Chief Operating Officer of Harris since 1993, and has served as an officer and/or director of various subsidiaries of Harris and HCG. He is also Chief Executive Officer of Penrice and a Managing Director of DGHA. From 1987 to 1989, Mr. Boyce was Vice President and General Manager of the Industrial Chemicals Division at General Chemical Corporation.

     Emanuel J. Di Teresi has been Senior Vice President and Chief Financial Officer of Harris since September 1994 and has served as an officer and/or director of various subsidiaries of Harris and HCG. From 1991 until 1994, Mr Di Teresi was Vice President and Controller of Olin Corporation and from 1988 to 1991, Mr. Di Teresi was the Chief Financial Officer of the Chemical Division of Olin Corporation.

     Richard J. Donahue has been a Senior Vice President of Harris since 1993, and has served as an officer and/or director of various subsidiaries of Harris and HCG. Mr. Donahue has also been a Managing Director of DGHA since 1989. Prior to joining DGHA, Mr. Donahue was in the investment banking department of Robert Fleming & Co., Ltd. from 1987 to 1988. From 1978 through 1986, he held a series of financial and corporate development positions at SCM Corporation.

     Donald G. Kilpatrick has been Senior Vice President, General Counsel and Secretary of Harris since 1993, and has served as an officer and/or director of various subsidiaries of Harris and HCG. Since 1992, Mr. Kilpatrick has also been a Managing Director of DGHA. From 1981 to 1992, Mr. Kilpatrick was an attorney with Winthrop, Stimson, Putnam & Roberts ("Winthrop"), where he was made a member of the firm in 1990. Mr. Kilpatrick is currently on a leave of absence from Winthrop. Winthrop provides legal services to the Company and HCG on an ongoing basis.

     Richard J. Nick has been a Senior Vice President and Treasurer of Harris since 1993, and has served as an officer and/or director of various subsidiaries of Harris and HCG. Mr. Nick has also been a Managing Director of DGHA since 1989. From 1987 to 1989, Mr. Nick was Vice President--Finance & Administration of Baltimore Spice, Inc., a subsidiary of Hanson Industries.

     James T. Beale, Jr. became a director of Harris in 1993 and has served as a director of various subsidiaries of Harris. Mr. Beale is currently a managing director of Chase Manhattan Bank and has been a director of Chase Manhattan Investment Holdings, Inc. (1986-1993) and Chase Capital (1986-1993).

     Fred W. Broling became a director of Harris in 1993 and has served as a director of various subsidiaries of Harris. Mr. Broling is the Chairman of PureTec Corporation., a manufacturer of plastic products. In addition, Mr. Broling is a Director of Morton Metalcraft, a steel fabrication company.

   John D. Burns became a director of Harris in 1993 and has served as a director of various subsidiaries of Harris. From 1986 until 1992, Mr. Burns was Chairman, Chief Executive Officer and President of Vista Chemical Company ("Vista"), a petrochemical manufacturer. Prior to joining Vista, Mr. Burns was Executive Vice President of Conoco Inc., in charge of operations for Conoco Chemicals Company.

     Archibald Cox, Jr. became a director of Harris in 1996. Mr. Cox founded Sextant Group, Inc., a financial advisory firm in 1993 and is Vice Chairman and President of Magnequench International, Inc., an international manufacturer of magnetic material. Previously, Mr. Cox was President and Chief Executive Officer of The First Boston Corporation and a Managing Director of Morgan Stanley International.

   Peter J. Savage became a director of Harris in 1996. He is a management consultant and a director of Inspec Group plc., Kelsey Industries plc., and United Industries plc. and a number of other smaller unlisted companies in the U.K. From 1987 until 1994, Mr. Savage served as Managing Director of Harcros Chemicals Group and as a director of its parent company, Harrisons & Crossfield plc. Prior to joining Harcros, Mr. Savage served as European Business Director of Rohm & Haas Company.

     Heinn F. Tomfohrde II became a director of Harris in 1996. From 1987 until 1991, Mr. Tomfohrde served as President, Chief Operating Officer and director of International Specialty Products Inc. and its predecessor company GAF Chemicals Corp. Before joining GAF, he served as President and Chief Operating Officer of the Consumer and Industrial Products and Services Group of Union Carbide Corporation. Mr. Tomfohrde is presently a director of McWhorter Technologies, Inc. and Sybron Chemicals, Inc.

     Jeffrey C. Walker became a director of Harris in 1996. Mr. Walker is currently a Senior Managing Director of Chase Manhattan Bank and the Managing Partner of Chase Capital Partners. Mr. Walker previously served in similar roles at Chemical Bank and Chemical Venture Capital Partners, respectively, before the merger between Chemical and Chase. Mr. Walker was a co-founder of Chemical Venture Capital Partners in 1984.
                                                         49

     Robert F. Clark has been President and a director of GSL and GSLMC since 1993. Previously, Mr. Clark served as Vice President of NACC (1991 - 1993) and from 1964 until 1991 he was employed by the General Electric Company.

     John F. Tancredi has been President of NACC since April 1996. Previously, since 1989, Mr. Tancredi was Vice President-Chief Technical and Quality Officer of International Specialty Products.

   Gary R. Noseworthy has been a director of Sifto since October 1994. From 1990 to 1992, Mr. Noseworthy was Ontario Regional Sales Manager for Sifto and since 1992 he has been Sifto's National Sales Manager.

   Alan Hamilton has been a director of Sifto since August 1995. From 1989 to 1995, Mr. Hamilton was the Mine Manager at the Goderich Mine and since 1995 he has been Sifto's Chemical Business Manager.

   Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors. The Company has authorized an annual retainer to unaffiliated Directors of $15,000 plus $1,000 for each day on which they attend a Board meeting and/or one or more Board Committee meetings, with any director who serves as a chair of such Committee meeting receiving an additional $250.

Item 11.    EXECUTIVE  COMPENSATION  AND  OTHER  INFORMATION

     The following table sets forth the HCNA related compensation earned by the Chief Executive Officer and the four next most highly compensated executive officers of the Company in FY 1997 and their HCNA related compensation for FY 1996 and FY 1995.

                                             Summary Compensation Table


                                                                                Long Term Compensation (1)
                                       Annual Compensation                            Awards Payouts
                         ------------------------------------------------  ------------------------------------
                                                               Other       Restricted  Securities
                                                               Annual      Stock       Underlying                All Other
Name and                                                       Compen-     Awards      Options/      LTIP        Compen-
Principal Position       Year       Salary        Bonus        sation                  SARs          Payouts     sation (3)
------------------------ ---------  ------------- -----------  ----------  ----------- ------------  ----------  -----------
D. George Harris         1997          $1,150,000         (2)      -            -           -            -           $55,707
   Chairman              1996           1,150,000         (2)      -            -           -            -           135,845
                         1995           1,040,000         (2)      -            -           -            -         (174,527)

Anthony J. Petrocelli    1997             758,000         (2)      -            -           -            -            48,323
   Vice Chairman         1996             775,000         (2)      -            -           -            -            98,206
                         1995             725,000         (2)      -            -           -            -           132,716

Michael R. Boyce         1997             550,000     441,784      -            -           -            -            22,410
   Chief Operating Office1996             550,000     279,043      -            -           -            -            65,284
                         1995             500,000     284,043      -            -           -            -            58,561

Donald G. Kilpatrick     1997             400,000     271,095      -            -           -            -            21,128
   General Counsel       1996             370,000     157,532      -            -           -            -            14,682
                         1995             370,000     162,532      -            -           -            -            28,590

Richard J. Donahue       1997             275,000     160,649      -            -           -            -            21,838
   Senior Vice President 1996             275,000      71,470      -            -           -            -            16,152
                         1995             250,000     106,470      -            -           -            -          (16,685)


(1) The named executive officers do not participate in any of the Long Term Compensation plans offered by HCG.

(2) No bonus awarded based on the joint compensation agreement (see "Joint Compensation Agreement").

(3) All Other Compensation in FY 1997 consists of Company contributions to defined contribution plans on behalf of the executive officer, imputed income on excess Company-paid life insurance premiums and automobile and personal tax return allowances. The following table identifies and quantifies these amounts for the named executive officers in FY 1997:


                              401(K)                             Automobile and
                             Company         Excess Life           Tax Return
Name                       Contribution        Insurance           Allowances
------------------------   ------------     --------------       ---------------
D. George Harris              $19,591            $7,722               $28,394
Anthony J. Petrocelli          18,600             5,974                23,749
Michael R. Boyce               15,057             3,827                 3,526
Donald G. Kilpatrick           16,302             1,931                 2,895
Richard J. Donahue             16,477             2,931                 2,430

Aggregated Warrants/Exercises in FY 1997

     There were no warrants exercised in FY 1997.

Compensation Committee Interlocks and Insider Participation

     The Harris Board of Directors has a Compensation Committee consisting of six directors, two of whom are designated by the Chairman and three of whom are designated by The Prudential Insurance Company of America ("Prudential Insurance"), Chase Manhattan Capital Corporation ("Chase Capital") and First Plaza Group Trust ("First Plaza") (collectively, the "Institutional Investors"). Pursuant to the terms of the Stockholders Agreement which became effective with the completion of the Recapitalization among HCG, the Institutional Investors, certain members of management of HCG and other stockholders of HCG (the "Stockholders Agreement"), any increase in compensation of officers of the Company must be approved by the compensation committee. During FY 1997, D. George Harris, the chief executive officer of the Company, James T. Beale, Michael R. Boyce, Fred W. Broling, John D. Burns and Heinn F. Tomfohrde II served as members of the Compensation Committee.

Joint Compensation Agreement

     D. George Harris, Anthony J. Petrocelli and Richard J. Donahue are parties to a joint compensation agreement (the "Joint Compensation Agreement") with HCG, Harris and certain subsidiaries of Harris. The Joint Compensation Agreement contains customary employment terms and provides for a base annual salary and a bonus based on the earnings of the Company before interest, taxes and depreciation. The Joint Compensation Agreement expires at the end of FY 1998 unless terminated earlier for cause, by certain events constituting a change in control, or by the death, permanent disability or resignation of the respective employee. In the event of death or permanent disability, the Joint Compensation agreement provides that termination shall not become effective for a period of one year from such event and that all amounts otherwise payable shall continue to be paid to the respective employee or his estate.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                  AND MANAGEMENT

   Harris is a wholly owned subsidiary of HCG. The following table sets forth the beneficial ownership of the HCG Common Stock as of June 13, 1997, by (i) each director of Harris and Sifto, (ii) each executive officer named in Item 11 hereof, and (iii) all directors and executive officers of Harris and Sifto as a group.

                                    Number of
                                     Shares
Name and Address of                                                    Beneficially     Percent of
   Beneficial Owner                                                        Owned              Class
-----------------------                                                -------------    -----------
D. George Harris (1)........................................          187,398              14.9
Anthony J. Petrocelli (2)...................................          135,007              10.8
Michael R. Boyce............................................           79,393               6.3
Richard J. Donahue..........................................           60,617               4.8
Richard J. Nick.............................................           27,095               2.2
Donald G. Kilpatrick (1) (2)................................           13,554               1.1
John D. Burns...............................................            1,786              --            (4)
Fred W. Broling.............................................            1,837              --            (4)
James T. Beale, Jr. (3).....................................            --                 --            (4)
Archibald Cox, Jr...........................................            --                 --            (4)
Emanuel J. Di Teresi........................................              300              --            (4)
Heinn F. Tomfohrde, II......................................            2,845              --            (4)
Peter J. Savage.............................................              200              --            (4)
Jeffrey C. Walker (3).......................................            --                 --            (4)
Robert F. Clark.............................................            2,904              --            (4)
John F. Tancredi............................................            --                 --            (4)
Alan Hamilton...............................................              835              --            (4)
Gary R. Noseworthy..........................................            --                 --            (4)
Directors and executive officers of Harris and Sifto as a group
  (18 persons)..............................................          513,771              41.0


     (1) Does not include 33,005 shares over which Mr. Harris and Mr. Kilpatrick may exercise voting control as co-trustees of a trust under Agreement of Anthony
J. Petrocelli dated October 29, 1990.
     (2) Does not include 51,259 shares over which Mr. Petrocelli and Mr. Kilpatrick may exercise voting control as co- trustees of several trusts under Agreement of D. George Harris.
     (3) Excludes 190,345 shares owned by Chase Capital and its affiliates, as to which Mr. Beale and Mr. Walker disclaim beneficial ownership.
     (4) Less than 1%.

Item 13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     For descriptions of certain  continuing  transactions with affiliates,  see
Note 11.

     HCG's wholly owned subsidiaries include Harris (see Note 1), Harris Chemical Europe, Ltd. ("HCEL") and Harris Chemical Group Europe, Inc. ("HCGE"). The principal wholly owned subsidiaries of HCEL include NAMSCO (UK), Ltd. ("NUK"), with salt operations in the United Kingdom (Salt Union Ltd. or "SUL"), Matthes + Weber GmbH ("M&W"), with soda operations in Germany, Harris Soda Products Europe ("HSPE") is based in France and markets and sells soda products in Europe, and Societa Chimica Larderello ("SCL"), with boron operations in Italy. In addition, certain stockholders of HCG have minority ownership interests in Penrice Soda Products Pty Ltd. ("Penrice"), U.S. Silica and Harris Specialty Chemical Company. These entities are collectively referred to as HCG affiliates.

Services Agreement with HCG

     Upon consummation of the Recapitalization, Harris entered into a services agreement with HCG pursuant to which Harris provides to HCG office space and certain corporate tax, treasury, legal and other administrative services from time to time. As compensation for such services, Harris receives a fee for the services provided. The total amount of compensation to Harris under this agreement was $408,000 in FY 1997.

Management Agreement with HCG

     Pursuant to the credit agreements, Harris is allowed to pay to HCG an amount not to exceed $750,000 per fiscal year for the purpose of enabling HCG to pay its actual operating expenses in the ordinary course of business. The total amount paid by Harris to HCG in FY 1997 was $750,000.

Arrangements with Affiliates

     SCL is an Italian producer of specialty boric acid and caustic soda products, and is a subsidiary of HCEL, which is a subsidiary of HCG. During FY 1994, the Company entered into an agreement to become a distributor of SCL products in North America. SCL also distributes certain boron chemical products of the Company in Europe. In FY 1997, NACC entered into a technical services agreement with SCL for $250,000 annually to compensate SCL for providing technical expertise and assistance to NACC in specialty boron production. Additionally, in FY 1997, an agreement was reached whereby NACC purchased patents from SCL for $2,750,000. See "Business--Boron Chemicals."

     In FY 1996, the HCG entered into a services agreement with Penrice Soda Products Pty Ltd. ("Penrice"). Certain stockholders of HCG, including the principals of DGHA, own a minority interest in Penrice. The agreement provides that Penrice will pay the HCG 200,000 Australian dollars per year for management consulting and operating support services.
HCG received $184,000 in FY 1997.

     The Company markets its soda products in Europe through HSPE. Sales to HSPE in FY 1997 were $66,000.

North American Terminals, Inc. Asset Sale

     In 1993, NACC entered into an agreement to sell its port facilities in San Diego to SDT Capital, Inc. ("SDT") for $5.5 million, and lease such facilities back from SDT. SDT's president is a relative of a former officer of Harris who is a shareholder in HCG. Annual rentals under the agreement are $1.7 million per year payable quarterly for the initial four-year period and the first and second five-year option periods. The annual rentals for the first and second option periods will be increased for any increases in the seven-year U.S. Treasury note rate. Additional rents are due at $3 per ton for shipments in excess of 850,000 tons per year through the end of the second option period. Three additional five-year option periods and a final six-year option period will have rents based on fair market value rents as agreed to by SDT and the Company. The Company has the option to repurchase the facilities at the end of either the initial lease period (December 31, 1997) or any renewal option period for the greater of $7.0 million or fair market value. However, the Company must purchase the facility for the greater of $7.0 million or fair market value at the end of any lease period in which the lease is not extended. The Company has begun negotiations with SDT to possibly repurchase the facilities at December 31, 1997. The agreement states that fair market value shall be mutually agreed upon by the Company and SDT. However, if the Company and SDT are unable to agree, then fair market value is determined through an appraisal process.

Tax Sharing Agreement

     Pursuant to a Tax Sharing Agreement entered into in connection with the Consolidation, HCG agreed to file consolidated federal income tax returns with Harris and its U.S. subsidiaries. According to the Tax Sharing Agreement, Harris agreed generally to reimburse HCG in amounts designed to approximate the amount of income taxes that Harris and its wholly owned subsidiaries (other than Sifto) would have paid had they filed consolidated federal income tax returns (and analogous state and local returns) separate from HCG.

The Stockholders Agreement

     Pursuant to the terms of the Stockholders Agreement, until the earlier of an initial public offering of HCG Common Stock and the tenth anniversary of the Recapitalization, each party to the Stockholders Agreement has agreed to vote all of the shares of HCG Common Stock owned by such party (i) for the maintaining of the number of directors of HCG at eleven and (ii) for the election of a slate of directors so that at all times five directors will be designated by D. George Harris, three directors will be designated by Anthony J. Petrocelli and two directors will be designated by the Institutional Investors, provided that if Mr. Harris is unable to designate such directors, one of the directors otherwise to be designated by Mr. Harris will be designated by Michael
R. Boyce and four of the directors otherwise to be designated by Mr. Harris will be designated by certain members of management of HCG, and provided further that if Mr. Petrocelli is unable to designate such directors, the three directors otherwise to be designated by Mr. Petrocelli will be designated by certain members of management of HCG. If any vacancy is created on the Board of Directors of HCG, it will be filled in accordance with the foregoing designations.

     The Stockholders Agreement contains certain rights and obligations of HCG and the stockholders thereof with respect to HCG Common Stock, such as preemptive rights of the stockholders with respect to certain issuances of HCG capital stock, rights of first offer of HCG and the stockholders with respect to certain sales of HCG Common Stock by any stockholder, rights of certain stockholders to sell HCG Common Stock to HCG at certain times or upon the occurrence of certain events, rights of HCG to purchase HCG Common Stock from certain HCG stockholders at certain times or upon the occurrence of certain events and rights of the stockholders to cause the sale of HCG Common Stock held by other stockholders, or participate in the sale of HCG Common Stock held by other stockholders, upon the occurrence of certain events. The Stockholders Agreement also contains certain covenants which prohibit HCG from taking certain actions, such as amending HCG's Certificate of Incorporation, entering into certain transactions with affiliates of HCG, disposing of significant assets, incurring indebtedness above specified levels and entering into transactions which would cause a change of control of HCG, or require HCG to take certain actions, unless the consent of the holders of specified percentages of the HCG Common Stock is obtained. Such rights and obligations are subject to various restrictions, limitations and exceptions set forth in the Stockholders Agreement.

The Registration Rights Agreement

   Certain of the parties to the Stockholders Agreement are also parties to a Registration Rights Agreement (the "Registration Rights Agreement") which provides that upon the earlier of an initial public offering of HCG Common Stock and the fourth anniversary of the Recapitalization, the Institutional Investors holding 10% of the HCG Common Stock will have the right, for five years thereafter, to demand that HCG register at least 10% of the HCG Common Stock held by them under the Securities Act of 1933, as amended. Such right may be exercised six times (no more than three times for long form registrations and the remainder for short form registrations) in which HCG pays all registration expenses. The Institutional Investors also have rights to an unlimited number of "piggyback" registrations. All of such registration rights are subject to various restrictions, limitations and exceptions set forth in the Registration Rights Agreement.

Item 14.          EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
                  REPORTS  ON  FORM  8-K

(a)  Set forth below is a list of documents filed as part of this report.

1.   Financial Statements included in Item 8.

   Description                                                                                   Page No.

     Report of Coopers & Lybrand L.L.P., Independent Certified Public Accountants                   25

     Consolidated Balance Sheets as of March 30, 1996 and March 29, 1997                            26

     Consolidated Statements of Operations for the three fiscal years ended March 29, 1997          27

     Consolidated Statements of Common Stockholder's Equity (Deficit) for the three fiscal
     years ended March 29, 1997                                                                     28

     Consolidated Statements of Cash Flows for the three fiscal years ended March 29, 1997          29

     Notes to Consolidated Financial Statements                                                     31



2.   The following exhibits are required by Item 601 of Regulation S-K.

Exhibit No.   Description of Exhibit
    2.1       Consolidation Agreement among Harris Chemical Group, Inc. ("HCG"), Harris, NAMSCO Inc. ("NAMSCO"),
              NAMSCO Acquisition Corp., GSL Corporation ("GSL"), GSL Acquisition Corp., North American Chemical
              Company ("NACC"), and NACC Acquisition Corp., dated as of August 5, 1993. (1)
    2.2       Agreement of Merger dated as of August 5, 1993 among HCG, NACC Acquisition Corp. and NACC. (1)
    2.3       Agreement of Merger dated as of August 5, 1993 among HCG, NAMSCO Acquisition Corp. and NAMSCO.
              (1)
    2.4       Agreement of Merger dated as of August 5, 1993 among HCG, GSL Acquisition Corp. and GSL. (1)
    2.5       Certificate of Ownership and Merger, merging GSL Holdings, Inc. into GSL Corporation. (4)
    3.1       Certificate of Incorporation of Harris together with amendments thereto. (1)
    3.2       Certificate of Incorporation of Sifto together with amendments thereto. (1)
    3.3       Restated Certificate of Incorporation of NAMSCO. (1)
    3.4       Restated Certificate of Incorporation of North American Salt Company ("NASC") together with amendments thereto. (1)
    3.5       Restated Certificate of Incorporation of NACC. (1)
    3.6       Restated Certificate of Incorporation of GSL. (1)
    3.7       Restated Certificate of Incorporation of Great Salt Lake Minerals Corporation ("GSLMC") together with amendments thereto. (1)
    3.8       Certificate of Incorporation of Carey Salt Company ("Carey") together with amendments thereto. (1)
    3.9       Certificate of Incorporation of The Hutchinson & Northern Railway Company ("H&N") together with amendments thereto. (1)
    3.10      Articles of Incorporation of North American Terminals, Inc. ("NATI") together with amendments thereto.(1)
    3.11      By-Laws of Sifto. (1)
    3.12      By-Laws of NAMSCO. (1)
    3.13      By-Laws of NASC (formerly American Salt Company). (1)
    3.14      By-Laws of NACC. (1)
    3.15      By-Laws of GSL. (1)
    3.16      By-Laws of GSLMC. (1)
    3.17      By-Laws of Carey (formerly Carey Louisiana Inc.). (1)
    3.18      By-Laws of H&N. (1)
    3.19      By-Laws of NATI. (1)
    3.20      By-Laws of Harris as amended June 28, 1996







Exhibit No.   Description of Exhibit
    4.1       Senior Secured Indenture dated as of October 15, 1993 by and between Harris, the Subsidiary Guarantors named therein and the Bank of New York. as trustee. (2)
    4.2       Senior Subordinated Indenture dated as of October 15, 1993 by and between Harris, the Subsidiary Guarantors named therein and the IBJ Schroder Bank & Trust Company. as trustee. (2)
    4.3       Senior Secured Indenture dated as of October 15, 1993 by and between Sifto, Harris, the Subsidiary Guarantors named therein and Chemical Bank, as trustee. (2)
    4.4       Deed of Trust and Mortgage dated as of October 15, 1993 between Sifto and TD Trust Company, as trustee. (2)
   10.1       Recapitalization Agreement dated as of October 18, 1993, between Harris, HCG Recapitalization Corp. and the other persons named therein. (2)
   10.2       Recapitalization Merger Agreement dated as of October 18, 1993, between HCG and the HCG Recapitalization
              Corp. (2)
   10.3       Services Agreement dated as of October 28, 1993 between Harris and HCG. (2)
   10.4       Joint Compensation Agreement with certain employees of Harris dated as of October 28, 1993. (2) (3)
   10.5       Tax Sharing Agreement dated as of September 24, 1993 among HCG, Harris and other signatories thereto. (2)
   10.6       NACC Annual Bonus Incentive Plan. (1) (3)
   10.7       NASC Annual Bonus Incentive Plan. (1) (3)
   10.8       GSLMC Annual Bonus Incentive Plan. (1) (3)
   10.9       NASC, NACC, GSLMC Shared Employees Annual Bonus Plan. (1) (3)
   10.10      Lease dated June 17, 1985 between Minister of Natural Resources for the Province of Ontario and Domtar Inc.
              (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.11      Lease dated June 17, 1985 between Minister of Natural Resources for the Province of Ontario and Domtar Inc.
              (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.12      Lease dated April 16, 1986 between Minister of Northern Development and Mines for the Province of Ontario
              and Domtar Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.13      Sodium Chloride Agreement dated December 1, 1988 between Minister of Energy and Mines for the Province of Saskatchewan and Domtar Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.14      Lease dated July 2, 1983 between Minister of Mines and Energy for the Province of Nova Scotia and Domtar
              Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.15      Lease dated July 2, 1983 between Minister of Mines and Energy for the Province of Nova Scotia and Domtar
              Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.16      Salt and Surface Lease dated June 21, 1961 between John Taylor Caffery, et al., and Carey with amendments thereto. (1)
   10.17      Distribution Agreement dated December 18, 1988 between Cargill, Incorporated and Domtar Industries Inc.,
              Sifto Salt Division (predecessor in interest to Sifto). (1)
   10.18      Master Purchase and Lease Agreement between NACC and KENETECH Energy Systems, Inc. dated October
              29, 1993, Equipment Schedule No.1 dated November 4, 1993 and Equipment Schedule No. 2 dated February
              28, 1994. (4)
   10.19      San Diego Port Facilities  Acquisition  Agreement between NACC and
              SDT Capital,  Inc.  dated June 25, 1993,  as amended  December 10,
              1993, Bill of Sale dated as of December 10, 1993,  Equipment Lease dated December 10, 1993, as amended December 10, 1993,  Assignment of Ground Lease dated as of December 10, 1993,  Sublease of Leased
              Real Estate  dated  December 10, 1993 and Guaranty of Harris dated
              December 10, 1993.
              (4)
   10.20      Acquisition Agreement between NACC and NaTec Resources, Inc. dated April 5, 1995. (5)
   10.21      Amendment No. 1 to Acquisition Agreement between NACC and NaTec Resources, Inc. dated July 31,
              1995. (7)
   10.22      Form of Participation Agreement dated as of July 15, 1996 among NACC, Harris, [Owner/Participant]/[Owner
              Participant, OP Guarantor] and U.S. Trust Company of California, N.A., as Owner Trustee (8)
   10.23      Form of Annex A to Participation Agreement (8)
   10.24      Form of Facility Lease dated as of July 15, 1996 between U.S. Trust Company of California, N.A., as Owner
              Trustee as Lessor, and NACC, as Lessee (8)
   10.25      Form of Guaranty Agreement dated as of July 15, 1996 by Harris for the benefit of [Owner
              Participant]/[Owner Participant, OP Guarantor] and U.S. Trust Company of California, N.A., as Owner Trustee
              (8)
   10.26      US $130,000,000 Credit and Guarantee Agreement dated as of October 15, 1993, as amended and restated
              as of February 27, 1997. (9)






   10.27      US $20,000,000 Multi-Currency Credit and Guarantee Agreement dated as of October 15, 1993, as amended and restated as of February 27, 1997. (9)

   21         Subsidiaries of Harris.
-----------------------------------------------------------------------------------------------------------------------


   (1)        Incorporated by reference from the registration statement on Form S-1, as amended (Registration No. 33-67546) filed by
              Harris and Sifto.

   (2)        Incorporated by reference from the quarterly report on Form 10-Q for the second quarter ended September 23, 1993 filed by Harris.

   (3)        Exhibits  10.9,  10.11,  10.12,  10.13 and 10.14,  which include a management contract and other compensatory plans or arrangements, are filed pursuant to Item 14(c) of this report. A description of
              Exhibit 10.9, the Joint Compensation Agreement, is set forth herein under item 11.

   (4)        Incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 26, 1994.

   (5)        Incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 25, 1995.

   (6)        Incorporated by reference from the quarterly report on Form 10-Q for the first quarter ended June 24, 1995 filed by
              Harris.

   (7)        Incorporated by reference from the quarterly report on Form 10-Q for the second quarter ended September 23, 1995 filed by Harris.

   (8)        Incorporated by reference from the quarterly report on Form 10-Q for the first quarter ended June 29, 1996 filed by
              Harris.

   (9)        Incorporated by reference from the current report on Form 8-K dated February 27, 1997 filed by Harris.

(b)  A report on Form 8-K dated February 27, 1997 was filed reporting on the Company's execution of new Bank Agreements.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Harris Chemical North America, Inc.
                                            (Registrant)



      June 27, 1997                          /s/  D. George Harris
                                            -------------------------------
                                                  D. George Harris
                                            Chairman and Chief Executive Officer
                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     June 27, 1997           /s/  D. George Harris                     June 27, 1997           /s/  Anthony J. Petrocelli
                      ------------------------------------------                        ---------------------------------
                               D. George Harris                                                  Anthony J. Petrocelli
                       Chairman, Chief Executive Officer                                  Vice Chairman and Director
                                 and Director


     June 27, 1997           /s/  James T. Beale, Jr.                  June 27, 1997           /s/  Archibald Cox, Jr.
                      -----------------------------------------                         ---------------------------------
                              James T. Beale, Jr.                                              Archibald Cox, Jr.
                                   Director                                                          Director


     June 27, 1997           /s/  Michael R. Boyce                     June 27, 1997           /s/  Peter J. Savage
                      -----------------------------------------                         ---------------------------------
                               Michael R. Boyce                                                     Peter J. Savage
                      President, Chief Operating Officer                                                 Director
                                 and Director


     June 27, 1997          /s/  Fred W. Broling                       June 27, 1997           /s/  Heinn F. Tomfohrde II
                      -----------------------------------------                         ---------------------------------
                                Fred W. Broling                                                     Heinn F. Tomfohrde II
                                   Director                                                              Director


     June 27, 1997          /s/  John D. Burns                         June 27, 1997           /s/  Jeffrey C. Walker
                      -----------------------------------------                         ---------------------------------
                                 John D. Burns                                                      Jeffrey C. Walker
                                   Director                                                              Director


     June 27, 1997          /s/  Emanuel J. Di Teresi
                      -----------------------------------------
                             Emanuel J. Di Teresi
                           Senior Vice President and
                            Chief Financial Officer
                         (Chief Financial Officer and
                              Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report covering FY 1997 or proxy materials have been sent to security-holders.