Form 10-Q
period 1997-06-28
HARRIS CHEMICAL NORTH AMERICA INC
filed 1997-08-12
CIK 910711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's common stock at June 28, 1997 was 1,000 shares. All of such shares are owned by Harris Chemical Group, Inc.

This document consists of 16 sequentially numbered pages.




                                        HARRIS CHEMICAL NORTH AMERICA, INC.

                                   FORM 10-Q For the Quarter ended June 28, 1997

                                                       Index

                                                                                                 Page #

Part I            Financial Information
Item 1.           Financial Statements........................................................       3

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................      12

Part II           Other Information

Item 1.           Legal Proceedings...........................................................      15

Item 6.           Exhibits and Reports on Form 8-K............................................      15

Signature Page................................................................................      16





PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                    (Unaudited)


                                                                  June 29,         March 29,           June 28,
                                                                    1996             1997                1997
                                                              ---------------   ---------------     ---------------
                                          ASSETS
Current assets:
  Cash and cash equivalents ...............................   $          -      $       17,076      $        9,736
  Trade accounts receivable, less allowance for doubtful
      accounts of $1,143 at June 29, 1996, $1,716 at
      March 29, 1997 and $2,439 at June 28, 1997 ..........           77,413           117,726              75,402
  Other receivables .......................................            6,455             9,916               6,557
  Inventories .............................................          117,210            86,818             104,624
  Deferred income taxes ...................................            6,181             6,019               6,019
  Other ...................................................            7,735             6,938               4,146
      Total current assets ................................          214,994           244,493             206,484

Property, plant and equipment, net ........................          395,956           388,011             381,164
Deferred financing costs, net .............................           22,931            25,553              24,380
Other .....................................................            8,182             7,337               7,088
      Total assets ........................................   $      642,063    $      665,394      $      619,116
                                                              ===============   ===============     ===============
     LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current portion of long-term debt .......................   $        6,653    $        9,403      $       15,415
  Accounts payable ........................................           59,262            59,526              45,643
  Accrued expenses ........................................           18,480            25,259              19,768
  Accrued interest ........................................           23,790            23,250              22,971
  Accrued salaries and wages ..............................           14,762            14,613              11,590
  Income taxes payable ....................................              728             2,483               2,127
      Total current liabilities ...........................          123,675           134,534             117,514

Long-term debt, net of current portion ....................          775,989           774,372             768,264
Deferred income taxes .....................................           22,077            26,417              25,674
Other noncurrent liabilities ..............................           16,294            36,502              34,825
Commitments and contingencies
Common stockholder's deficit:
  Common stock, at par ....................................              -                 -                   -
  Additional paid-in capital ..............................          103,441            99,941              99,941
  Cumulative translation adjustment .......................           (3,341)           (3,532)             (3,523)
  Common stockholder's receivable .........................           (3,035)           (3,462)             (3,956)
  Accumulated deficit .....................................         (393,037)         (399,378)           (419,623)
      Total common stockholder's deficit ..................         (295,972)         (306,431)           (327,161)
      Total liabilities and stockholder's deficit .........   $      642,063    $      665,394      $      619,116
                                                              ===============   ===============     ===============

    The accompanying notes are an integral part of the financial statements.




                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (in thousands)
                                                    (Unaudited)







                                                                     Thirteen weeks ended
                                                       -------------------------------------------------
                                                                  June 29,                 June 28,
                                                                    1996                     1997
                                                          -------------------      -------------------
Net sales .............................................   $          99,581        $          93,199
Cost of sales .........................................              81,478                   76,007
   Gross profit .......................................              18,103                   17,192

Selling, general and administrative expenses ..........              13,965                   15,507
   Operating income ...................................               4,138                    1,685

Other income (expense):
   Interest expense ...................................             (20,533)                 (23,660)
   Foreign currency transaction gain (loss) ...........                 (31)                     281
   Other, net .........................................               1,265                    1,508
   Income (loss) before taxes .........................             (15,161)                 (20,186)

Provision (benefit) for income taxes ..................                 (69)                      59
   Net income (loss) ..................................   $         (15,092)       $         (20,245)
                                                          ===================      ===================














    The accompanying notes are an integral part of the financial statements.




                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                    (Unaudited)

                                                                                       Thirteen weeks ended
                                                                                  -------------------------------
                                                                                  June 29, 1996    June 28, 1997
                                                                                  --------------   --------------
Cash flows from operating activities:
   Net loss ..................................................................... $     (15,092)   $     (20,245)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation ..............................................................        15,042           13,666
      Finance fee amortization ..................................................         1,347            1,203
      Operating amortization ....................................................           195              168
      Accreted interest .........................................................           -                500
      Deferred income taxes .....................................................          (673)          (2,433)
      Unrealized foreign currency transaction loss (gain) .......................          (230)            (177)
      Loss (gain) on disposal of property, plant and equipment ..................            10              (37)
      Changes in operating assets and liabilities:
         Receivables ............................................................        35,246           45,683
         Inventories ............................................................       (14,212)         (17,806)
         Other assets ...........................................................        (2,886)           2,872
         Accounts payable .......................................................        (7,039)         (13,883)
         Accrued expenses and other noncurrent liabilities ......................        (3,262)          (9,110)
            Net cash provided by operating activities ...........................         8,446              401
                                                                                  --------------   --------------
Cash flows from investing activities:
   Capital expenditures .........................................................        (6,501)          (5,313)
   Capitalized interest .........................................................        (1,128)             (60)
   Proceeds from sales of property, plant and equipment .........................            20                6
            Net cash used in investing activities ...............................        (7,609)          (5,367)
                                                                                  --------------   --------------
Cash flows from financing activities:
   Revolver borrowings ..........................................................        72,173              -
   Revolver payments ............................................................       (80,044)             -
   Principal payments on other long-term debt, including capital leases .........        (1,663)          (1,909)
   Capitalized finance costs ....................................................          (455)              (3)
   Other ........................................................................            48             (494)
            Net cash provided by (used in) financing activities .................        (9,941)          (2,406)
                                                                                  --------------   --------------
Effect of exchange rate changes on cash .........................................            11               32
            Net increase (decrease) in cash .....................................        (9,093)          (7,340)
Cash and cash equivalents, beginning of period ..................................         9,093           17,076
Cash and cash equivalents, end of period ........................................ $         -      $       9,736
                                                                                  ==============   ==============
Supplemental disclosure of noncash activities:
   Assets acquired under capital leases ......................................... $          75    $       1,522
                                                                                  ==============   ==============

    The accompanying notes are an integral part of the financial statements.

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation:

     The accompanying financial statements have not been audited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ("FY") ended March 29, 1997 included in the Company's FY 1997 Form 10-K filed with the Securities and Exchange Commission on June 27, 1997. The balance sheet as of June 29, 1996 is presented to assist in understanding the impact of seasonal fluctuations on the financial condition of the Company.

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

Harris is a producer and marketer of inorganic chemical and extractive mineral products with manufacturing sites in North America. Its principal products are salt, sodium-based chemicals including soda ash and sodium bicarbonate, sulfate of potash, and boron chemicals. Together, these businesses serve a variety of markets, including agriculture, food processing, the chemical process industry, glass manufacturing and highway de- icing.

3.       Details of Inventories and Property, Plant and Equipment:

Inventories are stated at the lower of cost or market, and consist of the following (in thousands):


                                                 June 29,                 March 29,                June 28,
                                                   1996                      1997                    1997
                                           -----------------        ------------------       -----------------
Finished goods ........................    $          84,416        $           54,820       $          74,666
Raw materials and supplies ............               32,794                    31,998                  29,958
     Total inventories ................    $         117,210        $           86,818       $         104,624
                                           =================        ==================       =================



              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

Property, Plant and Equipment (in thousands):

                                                           June 29,                March 29,                June 28,
                                                             1996                    1997                     1997
                                                    ------------------       ------------------       ------------------
At cost ..........................................  $         674,652        $         702,944        $         709,672
Less accumulated depreciation
   and amortization ..............................            278,696                  314,933                  328,508
     Net property, plant and equipment ...........  $         395,956        $         388,011        $         381,164
                                                    ==================       ==================       ==================

4.       Income Taxes:

     The financial statements for the thirteen weeks ended June 28, 1997 reflect an income tax provision of $59,000 arising from a loss before provision for income taxes of $20,186,000. The income tax provision relates to U.S. Alternative minimum tax and state income tax, Sifto's Canadian income tax and Ontario mining tax.

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

Separate financial statements of the subsidiaries of Harris which have guaranteed Harris' and Sifto's outstanding public debt (the "Guarantors"), including NACC, North American Terminals, Inc., NAMSCO, NASC, Carey Salt Company, The Hutchinson & Northern Railway Company, GSL, GSLMC, and White River Nahcolite Limited Liability Co., are not included for the following reasons: (i) pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to Harris' and Sifto's outstanding public debt,
(ii) the aggregate assets, liabilities, earnings and equity of the Guarantors and Sifto are substantially equal to the assets, liabilities, earnings and equity of Harris on a consolidated basis and (iii) accordingly, Harris does not believe that separate full financial statements concerning the Guarantors and Sifto are material to investors. Financial statements of the subsidiaries of Harris which are not Guarantors are not presented separately as these companies are immaterial.

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                   June 29, 1996
                                                   (in thousands)

                                 NACC          GSL        NAMSCO       Sifto       HCNA     Eliminations Consolidated
                              -----------------------------------------------------------------------------------------
Cash and cash equivalents.... $        -   $        -   $        -   $      -   $    4,578   $    (4,578) $        -
Receivables, net ............       46,211        8,031       20,164      8,623        839           -          83,868
Inventories .................       47,431       21,444       33,953     16,715        -          (2,333)      117,210
Other current assets ........        9,157          369       (2,680)     6,468        602           -          13,916
Property, plant and
  equipment, net ............      229,613       41,012       62,943     62,388        -             -         395,956
Investment in Sifto .........          -            -          2,513        -          -          (2,513)          -
Other .......................        5,193           53        2,184      2,780    365,178      (344,275)       31,113
Total assets ................ $    337,605 $     70,909 $    119,077 $   96,974 $  371,197 $    (353,699) $    642,063
                              =========================================================================================
Total current liabilities.... $     52,628 $     10,213 $     24,415 $   17,986 $   23,073 $      (4,640) $    123,675
Long-term debt, net of
  current portion ...........       55,736        8,126       17,853    109,274    585,000           -         775,989
Other noncurrent liabilities.       80,222      (12,241)     (32,256)   (34,799)    59,096       (21,651)       38,371
Total common stockholder's
  equity (deficit) ..........      149,019       64,811      109,065      4,513   (295,972)     (327,408)     (295,972)
Total liabilities and
  common stockholder's
  equity (deficit) .......... $    337,605 $     70,909 $    119,077 $   96,974 $  371,197 $    (353,699) $    642,063
                              =========================================================================================


                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                   June 28, 1997
                                                   (in thousands)

                                  NACC          GSL        NAMSCO       Sifto       HCNA     Eliminations Consolidated
                              -----------------------------------------------------------------------------------------
Cash and cash equivalents.... $        -   $        -   $        -   $      -   $    9,736 $         -    $      9,736
Receivables, net ............       45,752        9,792       16,741      9,361        313           -          81,959
Inventories .................       39,507       18,475       34,352     14,194        -          (1,904)      104,624
Other current assets ........        6,820          157       (2,772)     5,604        356           -          10,165
Property, plant and
  equipment, net ............      210,534       43,105       63,938     63,587        -             -         381,164
Investment in Sifto .........          -            -          2,513        -          -          (2,513)          -
Other .......................        9,808           46        1,765      2,233    408,638      (391,022)       31,468
Total assets ................ $    312,421 $     71,575 $    116,537 $   94,979 $  419,043 $    (395,439) $    619,116
                              =========================================================================================
Total current liabilities.... $     56,051 $      7,529 $     16,730 $   16,053 $   21,151 $         -    $    117,514
Long-term debt, net of
  current portion ...........       77,130        1,329        2,698    102,107    585,000           -         768,264
Other noncurrent liabilities.       33,273      (12,782)     (28,417)   (34,341)   140,053       (37,287)       60,499
Total common stockholder's
  equity (deficit) ..........      145,967       75,499      125,526     11,160   (327,161)     (358,152)     (327,161)
Total liabilities and
  common stockholder's
  equity (deficit) .......... $    312,421 $     71,575 $    116,537 $   94,979 $  419,043 $    (395,439) $    619,116
                              =========================================================================================

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                     For the Thirteen Weeks Ended June 29, 1996
                                                   (in thousands)

                                  NACC          GSL        NAMSCO       Sifto       HCNA     Eliminations Consolidated
                             -----------------------------------------------------------------------------------------
Net sales .................. $    52,716  $    15,201 $     26,158 $   20,261   $      -    $  (14,755)  $    99,581
Cost of sales ..............      44,505       13,379       19,807     16,877          -       (13,090)       81,478
  Gross profit .............       8,211        1,822        6,351      3,384          -        (1,665)       18,103
Selling, general and
   administrative expenses .       4,896        1,434        3,870      3,464          301         -          13,965
   Operating income (loss) .       3,315          388        2,481        (80)        (301)     (1,665)        4,138
Interest expense ...........         474          (63)        (150)    (2,540)     (18,254)        -         (20,533)
Other income (expense) .....       1,366        1,633       (1,755)       (10)       3,463      (3,463)        1,234
   Income (loss) before
   provision for income
   taxes ...................       5,155        1,958          576     (2,630)     (15,092)     (5,128)      (15,161)
Provision (benefit) for
   income taxes ............         -           (154)         265       (294)         -           114           (69)
   Net income (loss) ....... $     5,155  $     2,112 $        311 $   (2,336)  $  (15,092) $   (5,242) $    (15,092)
                             =========================================================================================


                                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                     For the Thirteen Weeks Ended June 28, 1997
                                                   (in thousands)

                                 NACC           GSL        NAMSCO       Sifto       HCNA     Eliminations Consolidated
                             -----------------------------------------------------------------------------------------
Net sales .................. $    50,427  $    13,507 $     21,668 $   15,523   $      -    $   (7,926) $     93,199
Cost of sales ..............      42,370       10,441       16,225     13,614          -        (6,643)       76,007
  Gross profit .............       8,057        3,066        5,443      1,909          -        (1,283)       17,192
Selling, general and
   administrative expenses .       4,471        1,744        5,804      3,361          127         -          15,507
   Operating income (loss) .       3,586        1,322         (361)    (1,452)        (127)     (1,283)        1,685
Interest expense ...........      (4,609)         (68)        (160)    (2,414)     (16,409)        -         (23,660)
Other income (expense) .....       1,500        1,607       (1,669)       262       (3,553)      3,642         1,789
   Income (loss) before
   provision for income
   taxes ...................         477        2,861       (2,190)    (3,604)     (20,089)      2,359       (20,186)
Provision (benefit) for
   income taxes ............           9          481         (810)      (268)         156         491            59
   Net income (loss) ....... $       468  $     2,380 $     (1,380)$   (3,336)  $  (20,245) $    1,868  $    (20,245)
                             =========================================================================================

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     For the Thirteen Weeks Ended June 29, 1996
                                                   (in thousands)


                                   NACC          GSL        NAMSCO       Sifto        HCNA    Eliminations Consolidated
                               -----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities .. $   12,662  $     5,544  $     9,162  $   3,542  $  (16,771)  $  (5,693)   $    8,446
Cash flows from investing:
   Capital expenditures ......     (2,229)      (1,307)      (2,531)      (434)        -           -          (6,501)
   Capitalized interest ......     (1,128)         -            -          -           -           -          (1,128)
   Proceeds from sales .......         20          -            -          -           -           -              20
   Other .....................        -            -            -          -        (3,465)      3,465           -
Net cash used in
   investing activities ......     (3,337)      (1,307)      (2,531)      (434)     (3,465)      3,465        (7,609)
Cash flows from financing:
   Gross borrowings ..........      9,986       21,995       14,001     26,191         -           -          72,173
   Gross repayments ..........     (3,171)     (22,649)     (38,257)   (17,630)        -           -         (81,707)
   Other .....................    (16,140)      (3,583)      17,625    (20,773)     22,403          61          (407)
Net cash provided by (used
   in) financing activities ..     (9,325)      (4,237)      (6,631)   (12,212)     22,403          61        (9,941)
Effect of exchange rate
   changes on cash ...........        -            -            -           11         -           -              11
Net increase (decrease) in
   cash and cash equivalents .        -            -            -       (9,093)      2,167      (2,167)       (9,093)
Cash and cash equivalents:
   Beginning of period .......        -            -            -        9,093       2,411      (2,411)        9,093
   End of period ............. $      -    $       -    $       -    $     -    $    4,578   $  (4,578)   $      -
                               =========================================================================================

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     For the Thirteen Weeks Ended June 28, 1997
                                                   (in thousands)


                                  NACC          GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                               -----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities .. $    11,594  $    9,456   $    (426)   $   (582)  $  (23,283)  $    3,642   $      401
Cash flows from investing:
   Capital expenditures ......      (1,678)     (1,430)       (553)     (1,652)         -            -         (5,313)
   Capitalized interest ......         (60)        -           -           -            -            -            (60)
   Proceeds from sales .......           4         -           -             2          -            -              6
   Other .....................         -           -           -           -          3,633       (3,633)         -
Net cash used in
   investing activities ......      (1,734)     (1,430)       (553)     (1,650)       3,633       (3,633)      (5,367)
Cash flows from financing:
   Gross borrowings ..........         -           -           -           -            -            -            -
   Gross repayments ..........      (1,055)       (392)       (315)       (147)         -            -         (1,909)
   Other .....................      (8,805)     (7,634)      5,274      (3,214)      13,891           (9)        (497)
Net cash provided by (used
   in) financing activities ..      (9,860)     (8,026)      4,959      (3,361)      13,891           (9)      (2,406)
Effect of exchange rate
   changes on cash ...........         -           -           -            32          -            -             32
Net increase (decrease) in
   cash and cash equivalents .         -           -         3,980      (5,561)      (5,759)         -         (7,340)
Cash and cash equivalents:
   Beginning of period .......         -           -        (3,980)      5,561       15,495          -         17,076
   End of period ............. $       -    $      -     $     -      $    -     $    9,736   $      -     $    9,736
                               =========================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the net sales by product line for the quarter ended June 28, 1997 as well as the quarter ended June 29, 1996.

                                                 Thirteen Weeks Ended
                                         ----------------------------------
Net Sales by Product Line:                June 29, 1996      June 28, 1997
                                         ---------------    ---------------
    Salt                                 $      35,287     $      31,021
    Soda products                               31,186            31,333
    Boron chemicals                             17,214            16,109
    Specialty potash fertilizers                12,465            11,587
    Other                                        3,429             3,149
        Total                            $      99,581     $      93,199
                                         ===============    ===============



     Thirteen Weeks Ended June 28, 1997 Compared With Thirteen Weeks Ended June 29, 1996

     Net sales for the thirteen weeks ended June 28, 1997 (the "First Quarter FY 1998") were $93.2 million compared to $99.6 million for the thirteen weeks ended June 29, 1996 (the "First Quarter FY 1997").

     Salt sales decreased $4.3 million for the First Quarter FY 1998 versus the First Quarter FY 1997 because of lower volumes and unfavorable price/mix variances compared to the First Quarter FY 1997. Total volumes were down 10% compared to the First Quarter FY 1997 because of decreases in highway deicing and general trade tons, partly offset by higher chemical volumes. The decreased highway deicing tons sold in the First Quarter FY 1998 were the result of First Quarter FY 1997 volumes being boosted by significant early fill sales. In contrast, sales in the First Quarter FY 1998 were affected by the reluctance of a number of municipal and state governmental agencies to replenish inventories because of budgetary constraints.

     First Quarter FY 1998 soda products (soda ash, sodium sulfate and sodium bicarbonate) sales increased $0.1 million versus the First Quarter FY 1997. Soda ash volumes increased 3% in First Quarter FY 1998 versus First Quarter FY 1997 generating favorable volume variances in the domestic and ANSAC markets. First Quarter FY 1998 soda ash pricing decreased 7% on average compared to First Quarter FY 1997 for all markets generating unfavorable price variances which more than offset the favorable volume variances. Sodium sulfate sales generated small unfavorable volume variances which were more than offset by favorable pricing in First Quarter FY 1998 versus First Quarter FY 1997. As a result of production volume constraints for sodium sulfate related to the start up of the Long Range Process Plan ("LRPP") project, the Company selectively reduced sales to its lower margin markets and improved overall pricing. Sodium bicarbonate sales increased 19% in the First Quarter FY 1998 as compared to the First Quarter FY 1997. Increased production at the White River plant allowed the Company to increase sales volumes by 17%. Average sales prices were higher in First Quarter FY 1998 by 2% over First Quarter FY 1997.

     In the aggregate, boron chemical sales were $1.1 million lower for the First Quarter FY 1998 compared to the First Quarter FY 1997. The unfavorable variance is due to net unfavorable volume and price variances. The unfavorable volume variances result from lower inventories and product availability in First Quarter FY 1998 versus First Quarter FY 1997 as a result of the shortfall in production of crude borax during the start up phase of the LRPP project.

     The Company's specialty potash fertilizer sales in the First Quarter FY 1998 decreased $0.9 million or 7% compared to the First Quarter FY 1997. For the First Quarter FY 1998, volumes were down 12% and average pricing was up 5% compared to the First Quarter FY 1997. The decreased volumes were due to lower export shipments in the First Quarter FY 1998 compared to the First Quarter FY 1997 partially offset by increased domestic volumes. The lower export shipments in the First Quarter FY 1998 are due to the timing of sales.

     Other product sales decreased by $0.3 million in the First Quarter FY 1998 versus the First Quarter FY 1997. Other product sales include magnesium chloride, crude trona and the revenues of other service subsidiaries of the Company. The decrease in First Quarter FY 1998 is related to the revenues of the service subsidiaries of the Company.

     Cost of sales in the First Quarter FY 1998 was 81.6% of sales, which is comparable to cost of sales of 81.8% of sales in the First Quarter FY 1997.

     Gross profit decreased by $0.9 million in the First Quarter FY 1998 versus the First Quarter FY 1997 due to the lower sales discussed above.

     Selling, general and administrative expenses were $15.5 million or 16.6% of sales in the First Quarter FY 1998 compared to $14.0 million or 14.0% of sales in the First Quarter FY 1997. The increase was due principally to higher professional fees.

     Operating income of $1.7 million in the First Quarter FY 1998 decreased $2.5 million compared to the First Quarter FY 1997 for the reasons discussed above.

     Interest expense was $3.1 million higher in the First Quarter FY 1998 compared to the First Quarter FY 1997. The increase was due to higher interest costs for the Argus Utilities debt which originated in the Second Quarter FY 1997, interest capitalized on construction in process being $1.1 million lower in the First Quarter FY 1998 compared to the First Quarter FY 1997, and $0.5 million of accreted interest on the San Diego Terminal debt in the First Quarter FY 1998.

     An exchange gain of $0.3 million related to the translation of United States dollar-denominated debt of Sifto into Canadian dollars was recorded in the First Quarter FY 1998 compared to a nominal loss in the First Quarter FY 1997.

     Other income principally consists of ground lease and maintenance income, gains and losses on disposals of property, plant and equipment and equity in earnings on investments. Other income was $0.2 million higher in the First Quarter FY 1998 compared to the First Quarter FY 1997.

     A provision for income taxes of $0.1 million was recorded in the First Quarter FY 1998 primarily relating to Sifto's Canadian income tax, Ontario mining taxes, current U.S. alternative minimum tax and state income taxes. A $0.1 million benefit for income taxes was recorded in the First Quarter FY 1997. Income tax benefits associated with the U.S. FY 1997 loss have not been recognized as future realization is uncertain.

     A net loss of $20.2 million was recorded for the First Quarter FY 1998 compared to a net loss of $15.1 million in the First Quarter FY 1997 due to the factors described above.


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

     First Quarter FY 1998 operating activities provided $0.4 million in net cash compared to $8.4 million in the First Quarter FY 1997. Net income adjusted for noncash activity used $8.0 million more cash in First Quarter FY 1998 versus First Quarter FY 1997. Reduced sales and improved collections in First Quarter FY 1998 resulted in decreased receivables and a source of cash of $10.4 million more than in First Quarter FY 1997. A heavier buildup of inventories in First Quarter FY 1998 versus First Quarter FY 1997 used $3.6 million more cash. Improved liquidity in First Quarter FY 1998 versus First Quarter FY 1997 resulted in a use of cash of $12.7 million to decrease accounts payable and accrued expenses.

     First Quarter FY 1998 investing activities used $5.4 million of cash compared to a use of $7.6 million in the First Quarter FY 1997. This decrease is the result of lower capital spending (including capitalized interest on construction in progress) in the First Quarter FY 1998 as compared to the First Quarter FY 1997.

     First Quarter FY 1998 financing activities used cash of $2.4 million compared to a use of cash of $9.9 million in the First Quarter FY 1997. The primary difference is zero revolver borrowings and repayments in First Quarter FY 1998 versus net revolver payments of $7.9 million in First Quarter FY 1997.

     As disclosed in the Company's Annual Report on Form 10-K for the year ended March 29, 1997, the Company exercised its option to repurchase its port facilities from SDT Capital, Inc. ("SDT") in San Diego for the greater of $7.0 million or fair market value. Since the Company and SDT have been unable to agree on the fair market value of the port facility, fair market value will be determined through an appraisal process. The Company is accreting the difference between the initial stated value of $5.5 million and the minimum repurchase value of $7.0 million through the term of the lease (December 31, 1997). An extraordinary loss will be recorded for the difference between the accreted value of $7.0 million and fair market value, if the appraised fair market value is determined to be greater than $7.0 million.

     As of July 26, 1997, the Company had $41.0 million of available borrowing capacity under its revolving credit agreements and $2.8 million of cash. The Company believes that internal cash generated from operations plus liquidity provided by its revolving credit facilities will be adequate to meet the Company's anticipated working capital needs in FY 1998.

Environmental Matters

     Due to the nature of the Company's business, it must continually monitor compliance with all applicable environmental laws and regulations. At June 28, 1997, the Company had recorded $3.2 million of current liabilities and $10.6 million of non-current liabilities to reflect the estimated future costs associated with environmental matters. Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Management believes that the outcome of presently known environmental contingencies will not have a material adverse effect on the operations, financial condition or liquidity of the Company.

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

     The table below reflects the seasonality of the Company's business by fiscal quarter.


                                                  Fiscal 1997                       Fiscal 1998
                                   --------------------------------------------    --------------
                                   1st         2nd         3rd          4th               1st
                                                           (in thousands)
Operating Data:
   Net sales ....................  $99,581     $92,337     $151,068    $165,636           $93,199
   Gross profit .................   18,103      17,854       46,715      51,813            17,192
   Operating income .............    4,138       4,841       32,217      35,781             1,685
   Interest expense .............   20,533      22,293       24,485      24,614            23,660
   Net income (loss) ............  (15,092)    (17,589)       5,763       5,485           (20,245)
Sales by Product:
   Salt .........................   35,287      35,141       72,124      93,347            31,021
   Soda products ................   31,186      28,302       31,179      29,133            31,333
   Boron chemicals ..............   17,214      14,743       14,417      16,677            16,109
   Specialty potash fertilizers .   12,465      11,068       23,484      24,530            11,587
   Other ........................    3,429       3,083        9,864       1,949             3,149



PART II.          OTHER INFORMATION

Item 1.           Legal  Proceedings

         Reference is made to Item 3 of the Harris Chemical North America,  Inc.
Form 10-K for the fiscal year ended March 29, 1997 as it related to the European
Union  ("EU")  Antidumping  Proceeding.  The  Company  has been  notified by the
European Commission that EU soda ash producers representing around 80% of the total EU production of soda ash have withdrawn support for the ongoing antidumping proceeding and that, in these circumstances, the Commission intends to propose that the proceeding be terminated and the antidumping duty on the Company's soda ash repealed. It is not yet certain that this repeal will occur or, if it does, when it will be repealed.

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

                                            Harris Chemical North America, Inc.
                                                        (Registrant)



      August 12, 1997                            /s/  Emanuel J. Di Teresi
                                            -----------------------------------
                                                      Emanuel J. Di Teresi
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                    Chief Accounting Officer


                                                        16






