Form 10-Q
period 1997-09-27
HARRIS CHEMICAL NORTH AMERICA INC
filed 1997-11-06
CIK 910711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's common stock at September 27, 1997 was 1,000 shares. All of such shares are owned by Harris Chemical Group, Inc.

This document consists of 17 sequentially numbered pages.




                       HARRIS CHEMICAL NORTH AMERICA, INC.

               FORM 10-Q For the Quarter ended September 27, 1997

                                      Index

                                                                                                 Page #

Part I            Financial Information
Item 1.           Financial Statements........................................................       3

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................      12

Part II           Other Information

Item 1.           Legal Proceedings...........................................................      16

Item 6.           Exhibits and Reports on Form 8-K............................................      16

Signature Page................................................................................      17





PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                    (Unaudited)

                                                                   September 28,         March 29,       September 27,
                                                                       1996                1997              1997
                                                                   -------------      -------------      -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents ....................................   $        -         $     17,076       $      2,017
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,545 at September 28, 1996, $1,716 at
    March 29, 1997 and $2,336 at September 27, 1997.............         74,720            117,726             77,816
  Other receivables ............................................          7,324              9,916              9,815
  Inventories ..................................................        132,367             86,818            120,053
  Deferred income taxes ........................................          6,127              6,019              6,019
  Other ........................................................         10,051              6,938              6,888
                                                                   -------------      -------------      -------------
       Total current assets ....................................        230,589            244,493            222,608

 Property, plant and equipment, net ............................        390,064            388,011            374,936
 Deferred financing costs, net .................................         25,934             25,553             23,454
 Other .........................................................          8,585              7,337              6,926
                                                                   -------------      -------------      -------------
       Total assets ............................................   $    655,172       $    665,394       $    627,924
                                                                   =============      =============      =============

      LIABILITIES AND STOCKHOLDER'S DEFICIT
 Current liabilities:
   Current portion of long-term debt ...........................   $      7,157       $      9,403       $     15,347
   Accounts payable ............................................         51,473             59,526             49,965
   Accrued expenses ............................................         21,707             25,259             20,316
   Accrued interest ............................................         24,039             23,250             23,812
   Accrued salaries and wages ..................................         10,834             14,613             13,260
   Income taxes payable ........................................          1,595              2,483                661
                                                                   -------------      -------------      -------------
       Total current liabilities ...............................        116,805            134,534            123,361

 Long-term debt, net of current portion ........................        814,577            774,372            786,159
 Deferred income taxes .........................................         21,430             26,417             25,763
 Other noncurrent liabilities ..................................         16,065             36,502             33,500
 Commitments and contingencies
 Common stockholder's deficit:
   Common stock, at par ........................................            -                  -                  -
   Additional paid-in capital ..................................        103,441             99,941             99,941
   Cumulative translation adjustment ...........................         (3,352)            (3,532)            (3,550)
   Common stockholder's receivable .............................         (3,168)            (3,462)            (4,070)
   Accumulated deficit .........................................       (410,626)          (399,378)          (433,180)
                                                                   -------------      -------------      -------------
       Total common stockholder's deficit ......................       (313,705)          (306,431)          (340,859)
                                                                   -------------      -------------      -------------
       Total liabilities and stockholder's deficit .............   $    655,172       $    665,394       $    627,924
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





                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (in thousands)
                                                     (Unaudited)


                                                                 Thirteen weeks ended                 Twenty-six weeks ended
                                                        -------------------------------------  ------------------------------------
                                                          September 28,       September 27,      September 28,       September 27,
                                                              1996                1997               1996                1997
                                                        -----------------   -----------------  -----------------   ----------------
 Net Sales...........................................   $        92,337     $        94,907    $       191,918     $       188,106
 Cost of sales.......................................            74,483              71,984            155,961             147,991
                                                        -----------------   -----------------  -----------------   ----------------

 Gross profit........................................            17,854              22,923             35,957              40,115

 Selling, general and administrative expenses........            13,013              13,251             26,978              28,758
                                                        -----------------   -----------------  -----------------   ----------------

 Operating income....................................             4,841               9,672              8,979              11,357

 Other income (expense):
   Interest expense..................................           (22,293)            (24,109)           (42,826)            (47,769)
   Foreign currency transaction gain (loss)..........              (575)                146               (606)                427
   Other, net .......................................               696               2,063              1,961               3,571
                                                        -----------------   -----------------  -----------------   ----------------

   Loss before taxes ................................           (17,331)            (12,228)           (32,492)            (32,414)

 Provision for income taxes .........................               258               1,329                189               1,388
                                                        -----------------   -----------------  -----------------   ----------------

 Net loss ...........................................   $       (17,589)    $       (13,557)   $       (32,681)    $       (33,802)
                                                        =================   =================  =================   ================





















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




                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                     (Unaudited)

                                                                                         Twenty-six weeks ended
                                                                                   ----------------------------------
                                                                                    September 28,      September 27,
                                                                                        1996               1997
                                                                                   ---------------    ---------------

Cash flows from operating activities:
   Net loss .....................................................................  $     (32,681)     $     (33,802)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation ..............................................................         28,826             27,396
      Finance fee amortization ..................................................          2,542              2,397
      Operating amortization ....................................................            375                336
      Accreted interest .........................................................            -                1,001
      Deferred income taxes .....................................................         (1,043)            (2,044)
      Unrealized foreign currency transaction loss (gain) .......................           (346)               (44)
      Loss (gain) on disposal of property, plant and equipment ..................            508               (743)
      Changes in operating assets and liabilities:
         Receivables ............................................................         37,070             39,889
         Inventories ............................................................        (29,368)           (33,238)
         Other assets ...........................................................         (5,707)               127
         Accounts payable .......................................................        (14,828)            (9,561)
         Accrued expenses and other noncurrent liabilities ......................         (3,161)            (9,122)
                                                                                   ---------------    ---------------
             Net cash used in operating activities ..............................        (17,813)           (17,408)
                                                                                   ---------------    ---------------
 Cash flows from investing activities:
   Capital expenditures .........................................................        (13,131)           (12,529)
   Capitalized interest .........................................................         (1,417)              (138)
   Proceeds from sales of property, plant and equipment .........................            161                797
                                                                                   ---------------    ---------------
             Net cash used in investing activities ..............................        (14,387)           (11,870)
                                                                                   ---------------    ---------------
 Cash flows from financing activities:
   Revolver borrowings ..........................................................        136,241             51,000
   Revolver payments ............................................................       (179,350)           (30,500)
   Principal payments on other long-term debt, including capital leases .........         (4,052)            (5,454)
   Issuance of long-term debt....................................................         75,000                -
   Capitalized finance costs ....................................................         (4,655)              (253)
   Other ........................................................................            (85)              (608)
                                                                                   ---------------    ---------------
             Net cash provided by financing activities ..........................         23,099             14,185
                                                                                   ---------------    ---------------
 Effect of exchange rate changes on cash ........................................              8                 34
                                                                                   ---------------    ---------------
             Net change in cash .................................................         (9,093)           (15,059)
 Cash and cash equivalents, beginning of period .................................          9,093             17,076
                                                                                   ---------------    ---------------
 Cash and cash equivalents, end of period .......................................  $         -        $       2,017
                                                                                   ===============    ===============
 Supplemental disclosure of noncash activities:
   Assets acquired under capital leases .........................................  $       1,778      $       1,956
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

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.  Basis of Presentation:

     The accompanying financial statements have not been audited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ("FY") ended March 29, 1997 included in the Company's FY 1997 Form 10-K filed with the Securities and Exchange Commission on June 27, 1997. The balance sheet as of September 28, 1996 is presented to assist in understanding the impact of seasonal fluctuations on the financial condition of the Company.

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

 3.      Details of Inventories and Property, Plant and Equipment:

 Inventories are stated at the lower of cost or market, and consist of the following (in thousands):


                                         September 28,         March 29,         September 27,
                                             1996                  1997              1997
                                       -----------------     -------------     -----------------

 Finished goods ....................   $        99,710       $    54,820       $        91,093
 Raw materials and supplies ........            32,657            31,998                28,960
                                       -----------------     -------------     -----------------
      Total inventories ............   $       132,367       $    86,818       $       120,053
                                       =================     =============     =================

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

 Property, Plant and Equipment (in thousands):

                                                            September 28,             March 29,         September 27,
                                                                1996                    1997                1997
                                                          -----------------        --------------     -----------------
 At cost ..............................................   $       681,623          $    702,944       $       716,826
 Less accumulated depreciation
    and amortization ..................................           291,559               314,933               341,890
                                                          -----------------        --------------     -----------------
      Net property, plant and equipment ...............   $       390,064          $    388,011       $       374,936
                                                          =================        ==============     =================

 4.      Income Taxes:

     The financial statements for the twenty-six weeks ended September 27, 1997 reflect an income tax provision of $1,388,000 arising from a loss before provision for income taxes of $32,414,000. The income tax provision relates to U.S. alternative minimum tax, state income taxes, and Sifto's Canadian income tax and Ontario mining tax.

     The Company believes that some uncertainty exists with respect to the future utilization of its U.S. net operating loss carryforwards. Therefore, in accordance with SFAS 109, the Company has recorded a valuation allowance against deferred income tax assets and has not recognized any income tax benefits associated with its U.S. current year loss.

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




                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                     (Unaudited)

                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                 September 28, 1996
                                                   (in thousands)

                                        NACC         GSL        NAMSCO       Sifto         HCNA      Eliminations  Consolidated
                                    -------------------------------------------------------------------------------------------
 Cash and cash equivalents .......  $      -    $      -    $       -     $      -      $    1,038   $   (1,038)   $      -
 Receivables, net ................      45,592       6,998       18,513       10,311           630          -          82,044
 Inventories .....................      47,274      19,832       47,464       21,277           -         (3,480)      132,367
 Other current assets ............      11,788         412       (1,181)       4,746           413          -          16,178
 Property, plant and
   equipment, net ................     222,213      41,811       63,983       62,057           -            -         390,064
 Investment in Sifto .............         -           -          2,513          -             -         (2,513)          -
 Other ...........................       9,701         201        2,370        2,606       364,368     (344,727)       34,519
                                    ----------- ----------- ------------  -----------   -----------  -----------   -----------
 Total assets ....................  $  336,568  $   69,254  $   133,662   $  100,997    $  366,449   $ (351,758)   $  655,172
                                    =========== =========== ============  ===========   ===========  ===========   ===========
 Total current liabilities .......  $   50,721  $    8,872  $    20,133   $   14,996    $   23,430   $   (1,347)   $  116,805
 Long-term debt, net of
   current portion ...............      99,968       1,769       17,402      110,438       585,000          -         814,577
 Other noncurrent liabilities ....      35,358      (6,168)     (13,764)     (26,788)       71,724      (22,867)       37,495
 Total common stockholder's
   equity (deficit) ..............     150,521      64,781      109,891        2,351      (313,705)     327,544)     (313,705)
                                    ----------- ----------- ------------  -----------   -----------  -----------   -----------
 Total liabilities and
   common stockholder's
   equity (deficit) ..............  $  336,568  $   69,254  $   133,662   $  100,997    $  366,449   $ (351,758)   $  655,172
                                    =========== =========== ============  ===========   ===========  ===========   ===========

                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                 September 27, 1997
                                                   (in thousands)

                                        NACC         GSL        NAMSCO       Sifto        HCNA       Eliminations  Consolidated
                                    --------------------------------------------------------------------------------------------
 Cash and cash equivalents .......  $      -    $      -    $       -     $      -      $    2,017   $      -      $    2,017
 Receivables, net ................      47,427       9,189       20,302       10,337           376          -          87,631
 Inventories .....................      38,124      17,495       49,653       17,288           -         (2,507)      120,053
 Other current assets ............       9,878         300       (1,323)       3,814           238          -          12,907
 Property, plant and
   equipment, net ................     204,211      45,077       63,463       62,185           -            -         374,936
 Investment in Sifto .............         -           -          2,513          -             -         (2,513)          -
 Other ...........................       9,869          46        1,768        2,047       411,592     (394,942)       30,380
                                    ----------- ----------- ------------  -----------   -----------  -----------   -----------

 Total assets ....................  $  309,509  $   72,107  $   136,376   $   95,671    $  414,223   $ (399,962)   $  627,924
                                    =========== =========== ============  ===========   ===========  ===========   ===========
 Total current liabilities .......  $   54,611  $    9,081  $    19,229   $   16,158    $   24,282   $      -      $  123,361
 Long-term debt, net of
   current portion ...............      95,695       1,017        2,626      101,821       585,000          -         786,159
 Other noncurrent liabilities ....       9,732     (14,598)     (11,698)     (32,808)      145,800      (37,165)       59,263
 Total common stockholder's
   equity (deficit) ..............     149,471      76,607      126,219       10,500      (340,859)    (362,797)     (340,859)
                                    ----------- ----------- ------------  -----------   -----------  -----------   -----------
 Total liabilities and
   common stockholder's
   equity (deficit) ..............  $  309,509  $   72,107  $   136,376   $   95,671    $  414,223   $ (399,962)   $  627,924
                                    =========== =========== ============  ===========   ===========  ===========   ===========





                             HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)
                                                     (Unaudited)

                                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  For the Twenty-Six Weeks Ended September 28, 1996
                                                   (in thousands)


                                        NACC          GSL        NAMSCO       Sifto        HCNA      Eliminations  Consolidated
                                    -------------------------------------------------------------------------------------------
 Net sales .......................  $   99,629  $   28,513  $    51,363   $   37,513    $      -     $   (25,100)  $    191,918
 Cost of sales ...................      85,261      25,568       37,604       29,816           -         (22,288)       155,961
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
   Gross profit ..................      14,368       2,945       13,759        7,697           -          (2,812)        35,957
 Selling, general and
   administrative expenses .......       8,304       2,821        7,806        6,499         1,548           -           26,978
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
   Operating income (loss) .......       6,064         124        5,953        1,198        (1,548)       (2,812)         8,979
 Interest expense ................      (2,089)       (126)        (289)      (5,263)      (35,059)          -          (42,826)
 Other income (expense) ..........       2,682       3,213       (3,858)        (682)        3,926        (3,926)         1,355
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
    Income (loss) before
    provision for income
    taxes ........................       6,657       3,211        1,806       (4,747)      (32,681)       (6,738)       (32,492)
 Provision (benefit) for
    income taxes .................         -         1,129          669         (260)          -          (1,349)           189
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
    Net income (loss) ............  $    6,657  $    2,082  $     1,137   $   (4,487)   $  (32,681)  $    (5,389)  $    (32,681)
                                    =========== =========== ============  ===========   ===========  ============  =============


                                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  For the Twenty-six Weeks Ended September 27, 1997
                                                   (in thousands)


                                        NACC          GSL        NAMSCO       Sifto        HCNA      Eliminations  Consolidated
                                    ---------------------------------------------------------------------------------------------
 Net sales .......................  $   99,964  $   24,930  $    45,379   $   34,620    $      -     $   (16,787)  $    188,106
 Cost of sales ...................      81,957      20,985       32,730       27,219           -         (14,900)       147,991
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
   Gross profit ..................      18,007       3,945       12,649        7,401           -          (1,887)        40,115
 Selling, general and
    administrative expenses ......       8,558       3,397        9,865        6,207           731           -           28,758
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
    Operating income (loss) ......       9,449         548        2,784        1,194          (731)       (1,887)        11,357
 Interest expense ................      (9,138)       (163)        (485)      (4,818)      (33,165)          -          (47,769)
 Other income (expense) ..........       3,679       3,219       (3,391)         390           406          (305)         3,998
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------

    Income (loss) before
    provision for income
    taxes ........................       3,990       3,604       (1,092)      (3,234)      (33,490)       (2,192)       (32,414)
 Provision (benefit) for
    income taxes .................          18         116         (405)         734           312           613          1,388
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
    Net income (loss) ............  $    3,972  $    3,488  $      (687)  $   (3,968)   $  (33,802)  $    (2,805)  $    (33,802)
                                    =========== =========== ============  ===========   ===========  ============  =============




                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                     (Unaudited)

                                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  For the Twenty-six Weeks Ended September 28, 1996
                                                   (in thousands)


                                        NACC         GSL        NAMSCO      Sifto         HCNA       Eliminations  Consolidated
                                    --------------------------------------------------------------------------------------------
 Net cash provided by (used
    in) operating activities .....  $   19,126  $    9,082  $    (5,793)  $   (4,561)   $  (32,478)  $    (3,189)  $    (17,813)
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
 Cash flows from investing:
    Capital expenditures .........      (3,257)     (3,014)      (5,569)      (1,291)          -             -          (13,131)
    Capitalized interest .........      (1,417)        -            -            -             -             -           (1,417)
    Proceeds from sales ..........          22         -            139          -             -             -              161
    Other ........................         -           -            -            -          (4,244)        4,244            -
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
 Net cash provided by (used
    in) investing activities .....      (4,652)     (3,014)      (5,430)      (1,291)       (4,244)        4,244        (14,387)
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
 Cash flows from financing:
    Gross borrowings .............      96,986      21,995       49,502       42,758           -             -          211,241
    Gross repayments .............     (45,911)    (29,324)     (74,519)     (33,648)          -             -         (183,402)
    Other ........................     (65,549)      1,261       36,240      (12,359)       35,349           318         (4,740)
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
 Net cash provided by (used
    in) financing activities .....     (14,474)     (6,068)      11,223       (3,249)       35,349           318         23,099
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
 Effect of exchange rate
    changes on cash ..............         -           -            -              8           -             -                8
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
 Net increase (decrease) in
    cash and cash equivalents ....         -           -            -         (9,093)       (1,373)        1,373         (9,093)
 Cash and cash equivalents:
    Beginning of period ..........         -           -            -          9,093         2,411        (2,411)         9,093
                                    ----------- ----------- ------------  -----------   -----------  ------------  -------------
    End of period ................  $      -    $      -    $       -     $      -      $    1,038   $    (1,038)  $        -
                                    =========== =========== ============  ===========   ===========  ============  =============






                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                     (Unaudited)

                                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  For the Twenty-six Weeks Ended September 27, 1997
                                                   (in thousands)


                                        NACC         GSL         NAMSCO       Sifto        HCNA      Eliminations  Consolidated
                                    --------------------------------------------------------------------------------------------
 Net cash provided by (used
   in) operating activities ......  $   16,794  $   14,756  $   (15,417)  $     (684)  $   (32,552)  $      (305)  $    (17,408)
                                    ----------- ----------- ------------  -----------  ------------  ------------  -------------
 Cash flows from investing:
   Capital expenditures ..........      (3,103)     (4,848)      (1,889)      (2,689)          -             -          (12,529)
   Capitalized interest ..........        (138)        -            -            -             -             -             (138)
   Proceeds from sales ...........         795         -            -              2           -             -              797
   Other..........................         -           -            -            -            (287)          287            -
                                    ----------- ----------- ------------  -----------  ------------  ------------  -------------
 Net cash provided by (used
   in) investing activities ......      (2,446)     (4,848)      (1,889)      (2,687)         (287)          287        (11,870)
                                    ----------- ----------- ------------  -----------  ------------  ------------  -------------

 Cash flows from financing:
   Gross borrowings ..............      38,000         -         18,000          -             -          (5,000)        51,000
   Gross repayments ..............     (21,013)       (847)     (18,613)        (481)          -           5,000        (35,954)
   Other .........................     (31,335)     (9,061)      21,894       (1,738)       19,361            18           (861)
                                    ----------- ----------- ------------  -----------  ------------  ------------  -------------

 Net cash provided by (used
   in) financing activities ......     (14,348)     (9,908)      21,281       (2,219)       19,361            18         14,185
                                    ----------- ----------- ------------  -----------  ------------  ------------  -------------
 Effect of exchange rate
   changes on cash ...............         -           -              5           29           -             -               34
                                    ----------- ----------- ------------  -----------  ------------  ------------  -------------
 Net increase (decrease) in
   cash and cash equivalents......         -           -          3,980       (5,561)      (13,478)          -          (15,059)
Cash and cash equivalents:
   Beginning of period ...........         -           -         (3,980)       5,561        15,495           -           17,076
                                    ----------- ----------- ------------  -----------  ------------  ------------  -------------
   End of period .................  $      -    $      -    $       -     $      -     $     2,017   $       -     $      2,017
                                    =========== =========== ============  ===========  ===========   ============  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   The following table sets forth the Company's net sales by product line for the thirteen and twenty-six week periods ended September 27, 1997 and September 28, 1996.


                                                         Net Sales by Product Line
                                      Thirteen Weeks Ended                     Twenty-six Weeks Ended
                                -------------------------------             -------------------------------
                                Sept. 28, 1996   Sept. 27, 1997             Sept. 28, 1996   Sept. 27, 1997
                                --------------   --------------             --------------   --------------

 Salt.......................... $     35,141      $    33,965               $     70,428     $     64,986
 Soda Products.................       28,302           30,200                     59,488           61,533
 Boron chemicals...............       14,743           17,505                     31,957           33,614
 Specialty potash fertilizers..       11,068           10,053                     23,533           21,640
 Other.........................        3,083            3,184                      6,512            6,333
                                -------------     ------------              -------------    -------------

    Total...................... $     92,337      $    94,907               $    191,918     $    188,106
                                =============     ============              =============    =============

Thirteen Weeks Ended September 27, 1997 Compared With Thirteen Weeks Ended September 28, 1996

     Net sales for the thirteen weeks ended September 27, 1997 (the "Second Quarter FY 1998") were $94.9 million compared to $92.3 million for the thirteen weeks ended September 28, 1996 (the "Second Quarter FY 1997"), an increase of 2.8%.

   The $1.2 million decline in salt sales was primarily the result of the exclusive distributor program introduced this year in the general trade business. The almost 12% decline in general trade volumes reduced sales by approximately $3 million. However, the gross margin for this business remained consistent with the prior year total. The highway/chemical salt business partially offset the sales decline with a $1.8 million increase in sales, due to increased volumes sold. Overall, pricing in the salt business was not significantly different than the year earlier period.

   The $1.9 million increase in net sales from soda products (soda ash, sodium sulfate and sodium bicarbonate) in the Second Quarter FY 1998 when compared to the prior year period was due to an increase in the sales of soda ash and sodium sulfate, while sodium bicarbonate sales were relatively flat. Sales volumes for soda ash and sodium sulfate increased by approximately 12% and pricing was up 12% for sodium sulfate. The average price for soda ash was down from the Second Quarter FY 1998. The increased volumes are the result of higher export sales of the Company's products, and the favorable pricing for sodium sulfate is the result of strong demand for this product.

   The $2.8 million increase in net sales from boron chemicals is due to an 18% increase in sales volumes during the Second Quarter FY 1998 period when compared to the prior year period. Additionally, the average sales prices for most of the boron products increased compared to the prior year period, and the Company experienced a favorable change in product mix which also impacted the average price received for boron products sold.

   Specialty potash fertilizer net sales in the Second Quarter FY 1998 decreased $1.0 million, or 9%, compared to the Second Quarter FY 1997. The decline in sales was a result of a 17% decrease in tons sold, partially offset by a 10% increase in the average sales price. Domestic volumes remained strong in the quarter, while the timing of export sales has lagged behind the prior year volumes.

   Cost of sales in the Second Quarter FY 1998 and Second Quarter FY 1997 was 75.8% and 80.7% of sales, respectively. The improvement in gross margin percentage from prior year is attributable to continued efficiencies being experienced in the soda products and boron businesses from the implementation of cost reduction strategies and capital improvements made, as well as favorable prices and product mix for boron chemicals.

   Selling, general and administrative expenses were relatively unchanged, increasing $0.2 million Second Quarter FY 1998 compared to Second Quarter FY 1997. As a percentage of sales, these expenses totaled 14.0% and 14.1% for Second Quarter FY 1998 and Second Quarter FY 1997, respectively.

     Interest expense increased $1.8 million for the Second Quarter FY 1998 period as compared to the prior year period. The increase was due to higher interest costs for the Argus utilities debt which originated in the Second Quarter FY 1997, $0.2 million lower capitalized interest on construction in process, and $0.5 million of accreted interest on the San Diego Terminal debt for the Second Quarter FY 1998 period. These increases were partially offset by a lower average debt balance outstanding during the Second Quarter FY 1998 as compared to Second Quarter FY 1997.

     An exchange gain of $0.1 million was recorded in the Second Quarter FY 1998 period, primarily relating to the translation of United States dollar-denominated debt of Sifto into Canadian dollars, compared to a $0.6 million loss in the Second Quarter FY 1997 period. No other significant exchange gains or losses were recorded during the period.

     Other income principally consists of ground lease and maintenance income, and gains and losses on disposal of property, plant and equipment. Other income was $1.4 million higher in the Second Quarter FY 1998 than the Second Quarter FY 1997 primarily due to the sale of land near the Searles Valley facility in California for a gain of $0.8 million. Other miscellaneous expenses were also lower in the Second Quarter FY 1998 period.

     A provision for income taxes of $1.3 million was recorded in the Second Quarter FY 1998, relating to U.S. alternative minimum tax, state income taxes, and Sifto's Canadian income tax and Ontario mining taxes. Income tax benefits associated with the U.S. losses have not been recognized as future realization is uncertain.

 Twenty-six Weeks Ended September 27, 1997 Compared With Twenty-six Weeks Ended September 28, 1996

     Net sales for the twenty-six weeks ended September 27, 1997 (the "YTD FY 1998") were $188.1 million, down 2.0% from the $191.9 million recorded for the twenty-six weeks ended September 28, 1996 (the "YTD FY 1997").

     Salt sales declined $5.4 million primarily due to the introduction of the exclusive distributor program in the general trade business. The 11% decline in YTD FY 1998 general trade volumes, compared to the prior year, resulted in a $5.6 million decline in sales. The highway/chemical business volumes are substantially unchanged from the YTD FY 1997 period as an increase in second quarter sales offset the lower first quarter volumes, as compared to FY 1997. Overall, salt pricing was substantially unchanged from the prior year period.

     Sales of soda products increased $2.0 million to $61.5 million in the YTD FY 1998 period as compared to the YTD FY 1997 period. Most of the increase was due to a $1.7 million increase in the sales of sodium sulfate. The increase was due to both a 6% increase in volumes sold and a 16% increase in the average sales price. Sodium sulfate, which is used as an ingredient in detergents, among other things, experienced a price increase late in FY 1997 due to the strong demand for this product. Sales of soda ash and sodium bicarbonate in the YTD FY 1998 period were substantially unchanged from the prior year period.

     Boron chemical sales in the YTD FY 1998 period were $1.7 million higher than in the prior period in FY 1997. The primary factor increasing sales was an increase in average unit prices in the first quarter, combined with increased sales volumes in the second quarter period which offset an unfavorable first quarter volume variance. These volume changes from prior year periods are primarily timing related. The YTD FY 1998 average price increased approximately $27 per ton (or 5%). Most boron chemical products experienced an increase in prices and the Company benefited from a favorable product mix.

     Specialty potash fertilizer net sales were down $1.9 million for the YTD FY 1998 period as compared to prior year, due to a 14% decline in volumes. This was partially offset by a 7%, or $10 per ton, increase in the average sales price. The decline in volumes are due to the depletion of the remaining inventory from the Searles Valley facilities in California. Production of the specialty potash fertilizer was terminated in Searles Valley upon completion of the Long Range Process Plan in FY 1997.

     Cost of sales in YTD FY 1998 and YTD FY 1997 was 78.7% and 81.3% of sales, respectively. The improvement in gross margin percentage from prior year is attributable to continued efficiencies being gained in the soda products and boron businesses from the implementation of cost reduction strategies and the positive impact of capital improvements, favorable pricing of the boron products and the product mix previously discussed, and an increase in the gross margin percentage in the general trade salt business due to the implementation of an exclusive distributor program.

   Selling, general and administrative expenses for the YTD FY 1998 period were $28.8 million, or 15.3% of net sales, compared to $27.0 million, or 14.1% of net sales, in the first half of fiscal 1997. The increase in the percentage of net sales, which principally occurred in the first quarter, relates to higher professional fees.

     Interest expense increased $4.9 million for the YTD FY 1998 period as compared to the prior year period in FY 1997. The increase was due to higher interest costs for the Argus utilities debt which originated in the Second Quarter FY 1997, lower capitalized interest on construction in process of $0.1 million YTD FY 1998 compared to $1.4 million YTD FY 1997, and $1.0 million of accreted interest on the San Diego Terminal debt for the year to date period.

     An exchange gain of $0.4 million was recorded in the YTD FY 1998 period, primarily relating to the translation of United States dollar-denominated debt of Sifto into Canadian dollars, compared to a $0.6 million loss in the YTD FY 1997 period. No other significant exchange gains or losses were recorded during the period.

    Other income was $1.6 million higher in the YTD FY 1998 period compared to the prior year, primarily due to the sale of land near the Searles Valley facility in California for a gain of $0.8 million.
Other miscellaneous expenses were also lower in the YTD FY 1998 period.

     A provision for income taxes of $1.4 million was recorded in the YTD FY 1998 period, relating to U.S. alternative minimum tax, state income taxes, and Sifto's Canadian income tax and Ontario mining taxes. Income tax benefits associated with the U.S. losses have not been recognized as future realization is uncertain.

 Liquidity, Capital Resources and Financial Condition

 Seasonality and Cash Flows

     The Company's combined accounts receivable and inventory levels have varied by as much as $60.0 million during a fiscal year. Generally, during the second and third fiscal quarters highway deicing salt inventories are increased in preparation for the winter season. The harvesting of the solar ponds at the Ogden facility also takes place in the third fiscal quarter adding to the specialty potash fertilizer inventory levels. Inventories then decline in the fourth fiscal quarter. Accounts receivable increase during the third and fourth fiscal quarters as highway salt sales and specialty potash fertilizer sales peak during this period. Cash requirements rapidly decline near the end of the fourth fiscal quarter and the early part of the next fiscal year first quarter as accounts receivable are converted into cash.

     YTD FY 1998 operating activities utilized $17.4 million in net cash compared to $17.8 million utilized in the YTD FY 1997 period. A heavier buildup of inventories YTD FY 1998 versus YTD FY 1997 used $4.0 million more cash. This was almost entirely offset by higher collections from accounts receivable YTD FY 1998 versus YTD FY 1997, due to higher sales and receivables in the fourth fiscal quarter of 1997 than in the fourth fiscal quarter of 1996.

     YTD FY 1998 investing activities used $11.9 million of cash compared to a use of $14.4 million in the YTD FY 1997 period. This decrease is the result of lower capital spending (including capitalized interest on construction in progress) in YTD FY 1998 as compared to the same period in FY 1997.

     YTD FY 1998 financing activities provided cash of $14.2 million compared to $23.1 million in the FY 1997 period. The primary difference is a change in the net borrowings on the revolver (and net of a sale-leaseback arrangement in FY
1997) due to the larger available cash balance which existed at the beginning of the 1998 fiscal year as compared to the beginning of the 1997 fiscal year.

     As disclosed in the Company's fiscal year 1997 Form 10-K, the Company exercised its option to repurchase its port facilities from SDT Capital, Inc. ("SDT") in San Diego for the greater of $7.0 million or fair market value. Since the Company and SDT have been unable to agree on the fair market value of the port facility, fair market value will be determined through an appraisal process. The Company is accreting the difference between the initial stated value of $5.5 million and the minimum repurchase value of $7.0 million through the term of the lease (December 31, 1997). An extraordinary loss will be recorded for the difference between $7.0 million and fair market value, if the appraised fair market value is determined to be greater than $7.0 million.

     As of September 27, 1997, the Company had $45.6 million of available borrowing capacity under its revolving credit agreements and $2.0 million of cash. The Company believes that internal cash generated from operations plus liquidity provided by its revolving credit facilities will be adequate to meet the Company's anticipated working capital needs in FY 1998.

 Environmental Matters

     Due to the nature of the Company's business, it must continually monitor compliance with all applicable environmental laws and regulations. At September 27, 1997, the Company had recorded $3.1 million of current liabilities and $10.2 million of non-current liabilities to reflect the estimated future costs associated with environmental matters. Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Management believes that the outcome of presently known environmental contingencies will not have a material adverse effect on the operations, financial condition or liquidity of the Company.

 Seasonality and Quarterly Financial Data (Unaudited)

     The Company experiences a substantial amount of seasonality in sales of its various products. The result of this seasonality is that net sales and operating income are generally higher in the third and fourth fiscal quarters and lower in the first and second fiscal quarters of each fiscal year.

     Sales of highway deicing salt in particular, are seasonal in nature, varying with the winter conditions in areas where the product is used. Following industry practice, the Company and its customers stockpile sufficient quantities of ice control salt in the first three fiscal quarters to meet estimated requirements for the winter season. Soda ash sales to the glass container industry tend to be somewhat seasonal due to stronger summer demand for beverages packaged in glass bottles. Most of the Company's specialty fertilizer potash fertilizer sales are made between December and March in order to meet the spring planting season requirements.

     The table below reflects the seasonality of the Company's business by fiscal quarter.


                                                       Fiscal 1997                             Fiscal 1998
                                     ---------------------------------------------------  -------------------------
                                       1st          2nd           3rd          4th           1st          2nd
                                       ---          ---           ---          ---           ---          ---
                                                                (in thousands)
 Operating Data:
    Net sales .....................  $99,581      $92,337      $151,068     $165,636      $93,199      $94,907
    Gross profit ..................   18,103       17,854        46,715       51,813       17,192       22,923
    Operating income ..............    4,138        4,841        32,217       35,781        1,685        9,672
    Interest expense ..............   20,533       22,293        24,485       24,614       23,660       24,109
    Net income (loss) .............  (15,092)     (17,589)        5,763        5,485      (20,245)     (13,557)
 Sales by Product:
    Salt ..........................   35,287       35,141        72,124       93,347       31,021       33,965
    Soda products .................   31,186       28,302        31,179       29,133       31,333       30,200
    Boron chemicals ...............   17,214       14,743        14,417       16,677       16,109       17,505
    Specialty potash fertilizers ..   12,465       11,068        23,484       24,530       11,587       10,053
    Other .........................    3,429        3,083         9,864        1,949        3,149        3,184



 PART II.         OTHER INFORMATION

 Item 1.                   Legal  Proceedings

         Reference is made to Item 3 of the Harris Chemical North America, Inc. Form 10-K for the fiscal year ended March 29, 1997 as it related to the European Union Anti-dumping Proceeding. The Company has been notified by the European Commission that the anti-dumping duties were repealed effective October 15, 1997.

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

                                          Harris Chemical North America, Inc.
                                          (Registrant)



       November 6, 1997                            /s/  Emanuel J. Di Teresi
                                              ---------------------------------
                                                        Emanuel J. Di Teresi
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                                    (Chief Accounting Officer)