Form 10-Q
period 1997-12-27
HARRIS CHEMICAL NORTH AMERICA INC
filed 1998-02-10
CIK 910711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's common stock at December 27, 1997 was 1,000 shares. All of such shares are owned by Harris Chemical Group, Inc.

This document consists of 17 sequentially numbered pages.




                                        HARRIS CHEMICAL NORTH AMERICA, INC.

                                 FORM 10-Q For the Quarter ended December 27, 1997

                                                       Index

                                                                                                 Page #

Part I            Financial Information
Item 1.           Financial Statements........................................................       3


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................      12

Part II           Other Information

Item 1.           Legal Proceedings...........................................................      17

Item 6.           Exhibits and Reports on Form 8-K............................................      17

Signature Page................................................................................      17





PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                    (Unaudited)

                                                                   December 28,       March 29,      December 27,
                                                                       1996             1997             1997
                                                                   ------------     ------------     ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents ....................................   $         -      $    17,076      $     1,106
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,592 at December 28, 1996, $1,716 at
    March 29, 1997 and $2,542 at December 27, 1997..............       126,082          117,726          120,246
  Other receivables ............................................         8,756            9,916           10,506
  Inventories ..................................................       122,704           86,818          119,764
  Deferred income taxes ........................................         6,073            6,019            6,019
  Other ........................................................         7,611            6,938            3,347
                                                                   ------------     ------------     ------------

       Total current assets ....................................       271,226          244,493          260,988
Property, plant and equipment, net .............................       386,152          388,011          365,607
Deferred financing costs, net ..................................        25,442           25,553           22,253
Other ..........................................................         8,536            7,337            6,870
                                                                   ------------     ------------     ------------
      Total assets .............................................   $   691,356      $   665,394      $   655,718
                                                                   ============     ============     ============

     LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current portion of long-term debt ............................   $     8,454      $     9,403      $    10,938
  Accounts payable .............................................        61,744           59,526           55,521
  Accrued expenses .............................................        20,796           25,259           22,244
  Accrued interest .............................................        23,482           23,250           23,580
  Accrued salaries and wages ...................................        11,529           14,613           14,976
  Income taxes payable .........................................         1,228            2,483            1,254
                                                                   ------------     ------------     ------------

     Total current liabilities .................................       127,233          134,534          128,513
Long-term debt, net of current portion .........................       810,035          774,372          805,860
Deferred income taxes ..........................................        23,900           26,417           27,171
Other noncurrent liabilities ...................................        38,469           36,502           27,770
Commitments and contingencies
Common stockholder's deficit:
  Common stock, at par .........................................             -                -                -
  Additional paid-in capital ...................................       103,441           99,941           99,941
  Cumulative translation adjustment ............................        (3,423)          (3,532)          (3,988)
  Common stockholder's receivable ..............................        (3,436)          (3,462)          (4,599)
  Accumulated deficit ..........................................      (404,863)        (399,378)        (424,950)
                                                                   ------------     ------------     ------------
      Total common stockholder's deficit .......................      (308,281)        (306,431)        (333,596)
                                                                   ------------     ------------     ------------
      Total liabilities and stockholder's deficit ..............   $   691,356      $   665,394      $   655,718
                                                                   ============     ============     ============

               The accompanying notes are an integral part of the
                             financial statements.




                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (in thousands)
                                                    (Unaudited)


                                                                 Thirteen weeks ended                  Thirty-nine weeks ended
                                                         -----------------------------------     -----------------------------------
                                                           December 28,       December 27,         December 28,       December 27,
                                                               1996               1997                 1996               1997
                                                         --------------    -----------------     ---------------    ----------------
Net Sales.............................................   $    151,068      $     146,214         $    342,986       $    334,320
Cost of sales.........................................        104,353             95,960              260,314            243,951
                                                         -------------     --------------        -------------      -------------

Gross profit..........................................         46,715             50,254               82,672             90,369

Selling, general and administrative expenses..........         14,498             14,016               41,476             42,774
                                                         -------------     --------------        -------------      -------------

Operating income......................................         32,217             36,238               41,196             47,595

Other income (expense):
  Interest expense....................................        (24,485)           (24,456)             (67,311)           (72,225)
  Foreign currency transaction gain (loss)............           (143)            (1,289)                (749)              (862)
  Other, net .........................................          1,218              1,278                3,179              4,849
                                                         -------------     --------------        -------------      -------------


Income (loss) before taxes ...........................          8,807             11,771              (23,685)           (20,643)

Provision for income taxes ...........................          3,044              3,541                3,233              4,929
                                                         -------------     --------------        -------------      -------------

Net income (loss) ....................................   $      5,763      $       8,230         $    (26,918)      $    (25,572)
                                                         =============     ==============        =============      =============




















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




                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                    (Unaudited)

                                                                                         Thirty-nine weeks ended
                                                                                   -----------------------------------
                                                                                     December 28,        December 27,
                                                                                         1996                1997
                                                                                   ---------------     ---------------
Cash flows from operating activities:
  Net loss ......................................................................  $     (26,918)      $     (25,572)
  Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation ...............................................................         41,469              41,123
     Finance fee amortization ...................................................          3,963               3,628
     Operating amortization .....................................................            457                 509
     Accreted interest ..........................................................              -               1,502
     Deferred income taxes ......................................................          1,420                 701
     Unrealized foreign currency transaction loss (gain) ........................           (220)              1,961
     Loss (gain) on disposal of property, plant and equipment ...................            545                (667)
     Other ......................................................................             40                   -
     Changes in operating assets and liabilities:
        Receivables .............................................................        (15,724)             (3,110)
        Inventories .............................................................        (19,705)            (32,947)
        Other assets ............................................................         (3,258)              3,574
        Accounts payable ........................................................         (4,557)            (17,265)
        Accrued expenses and other noncurrent liabilities .......................         (7,798)              1,103
                                                                                   --------------      --------------
            Net cash used in operating activities ...............................        (30,286)            (25,460)
                                                                                   --------------      --------------
Cash flows from investing activities:
  Capital expenditures ..........................................................        (21,200)            (17,336)
  Capitalized interest ..........................................................         (1,406)               (195)
  Proceeds from sales of property, plant and equipment ..........................            178                 839
                                                                                   --------------      --------------
            Net cash used in investing activities ...............................        (22,428)            (16,692)
                                                                                   --------------      --------------
Cash flows from financing activities:
  Revolver borrowings ...........................................................        190,186             105,435
  Revolver payments .............................................................       (233,100)            (70,000)
  Principal payments on other long-term debt, including capital leases ..........         (5,758)             (7,710)
  Issuance of long-term debt.....................................................         75,000                   -
  Capitalized finance costs .....................................................         (5,491)               (324)
  Prepayment of deferred revenue.................................................         23,152                   -
  Other .........................................................................           (353)             (1,137)
                                                                                   --------------      --------------
            Net cash provided by financing activities ...........................         43,636              26,264
                                                                                   --------------      --------------
  Effect of exchange rate changes on cash........................................            (15)                (82)
                                                                                   --------------      --------------

            Net decrease in cash.................................................         (9,093)            (15,970)

Cash and cash equivalents, beginning of period ..................................          9,093              17,076
                                                                                   --------------      --------------
Cash and cash equivalents, end of period ........................................  $           -       $       1,106
                                                                                   ==============      ==============
Supplemental disclosure of noncash activities:
  Assets acquired under capital leases ..........................................  $       2,754       $       3,746
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

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation:

     The accompanying financial statements have not been audited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ("FY") ended March 29, 1997 included in the Company's FY 1997 Form 10-K filed with the Securities and Exchange Commission on June 27, 1997. The balance sheet as of December 28, 1996 is presented to assist in understanding the impact of seasonal fluctuations on the financial condition of the Company.

2.   Organization and Pending Sale Transaction:

     The consolidated financial statements include the consolidated accounts of Harris Chemical North America, Inc. ("Harris" or "Company") and its wholly owned subsidiaries, consisting principally of North American Chemical Company ("NACC"), NAMSCO Inc. ("NAMSCO") and its wholly owned subsidiaries North
American Salt Company ("NASC") and Sifto Canada Inc. ("Sifto"), and GSL Corporation ("GSL") and its wholly owned subsidiary Great Salt Lake Minerals Corporation ("GSLMC"). Harris and its direct and indirect subsidiaries are collectively referred to as the "Company." Harris is a wholly owned subsidiary of Harris Chemical Group, Inc. ("HCG").

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

     On December 12, 1997, HCG and IMC Global Inc. (IMC) announced that IMC had reached a definitive agreement with HCG to acquire all of HCG's equity for cash. The acquisition by IMC, which is conditioned upon the receipt of regulatory approvals, is expected to be completed during Harris' fiscal year 1998 fourth quarter.

3.       Details of Inventories and Property, Plant and Equipment:

Inventories are stated at the lower of cost or market, and consist of the following (in thousands):


                                            December 28,        March 29,         December 27,
                                                1996              1997                1997
                                          ---------------    ---------------    ---------------

Finished goods .........................  $       88,964     $       54,820     $       87,572
Raw materials and supplies .............          33,740             31,998             32,192
                                          ---------------    ---------------    ---------------
     Total inventories .................  $      122,704     $       86,818     $      119,764
                                          ===============    ===============    ===============


              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

Property, Plant and Equipment (in thousands):

                                             December 28,        March 29,         December 27,
                                                 1996               1997               1997
                                           ---------------    ---------------    ---------------
At cost .................................  $      690,133     $      702,944     $      718,328
Less accumulated depreciation
   and amortization .....................         303,981            314,933            352,721
                                           ---------------    ---------------    ---------------
     Net property, plant and equipment ..  $      386,152     $      388,011     $      365,607
                                           ===============    ===============    ===============

4.       Income Taxes:

     The financial statements for the thirty-nine weeks ended December 27, 1997 reflect an income tax provision of $4.9 million arising from a loss before provision for income taxes of $20.6 million. The income tax provision relates to U.S. alternative minimum tax, state income taxes, and Sifto's Canadian income tax and Ontario mining tax.

     The Company believes that some uncertainty exists with respect to the future utilization of its U.S. net operating loss carryforwards. Therefore, in accordance with SFAS 109, the Company has recorded a valuation allowance against deferred income tax assets and has not recognized any income tax benefits associated with its U.S. current year loss.

5.       Subsequent Event

     As disclosed in the Company's fiscal year 1997 Form 10-K, the Company exercised its option to repurchase its port facilities from SDT Capital, Inc. ("SDT") in San Diego for the greater of $7.0 million or fair market value. Through the lease term, the Company has accreted the difference between the initial stated value of $5.5 million and the minimum repurchase value of $7.0 million. On December 31, 1997, the Company reached an agreement as to the fair value of the facilities, $9.5 million, and paid that amount to SDT in satisfaction of its obligations under the lease agreement. The Company will record an extraordinary loss of approximately $2.5 million in the fourth quarter of fiscal 1998 for the early extinguishment of debt. Because the Company financed the aforementioned payment to SDT with long-term borrowings, the Company has recorded the $7.0 million obligation on the accompanying December 27, 1997 consolidated balance sheet as long-term debt.

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




                             HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)
                                                     (Unaudited)

                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                 December 28, 1996
                                                   (in thousands)

                                       NACC        GSL     NAMSCO      Sifto      HCNA    Eliminations  Consolidated
                                   ---------------------------------------------------------------------------------
Cash and cash equivalents .......  $       -  $       -  $       -  $       -  $   2,982  $   (2,982)   $         -
Receivables, net ................     45,971     16,244     48,680     22,630      1,313           -        134,838
Inventories .....................     45,207     18,085     42,333     19,329          -      (2,250)       122,704
Other current assets ............      9,293        385        524      2,917        565           -         13,684
Property, plant and
  equipment, net ................    217,930     41,964     64,344     61,914          -           -        386,152
Investment in Sifto .............          -          -      2,513          -          -      (2,513)             -
Other ...........................     10,203         46      2,442      2,428    387,560    (368,701)        33,978
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
Total assets ....................  $ 328,604  $  76,724  $ 160,836  $ 109,218  $ 392,420  $ (376,446)   $   691,356
                                   ========== ========== ========== ========== ========== ===========   ============
Total current liabilities .......  $  46,874  $  15,974  $  25,169  $  21,284  $  20,990  $   (3,058)   $   127,233
Long-term debt, net of
  current portion ...............     98,391      1,529     14,706    110,409    585,000           -        810,035
Other noncurrent liabilities ....     31,876     (9,641)     3,710    (29,009)    94,711     (29,278)        62,369
Total common stockholder's
  equity (deficit) ..............    151,463     68,862    117,251      6,534   (308,281)   (344,110)      (308,281)
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
Total liabilities and
  common stockholder's
  equity (deficit) ..............  $ 328,604  $  76,724  $ 160,836  $ 109,218  $ 392,420  $ (376,446)   $   691,356
                                   ========== ========== ========== ========== ========== ===========   ============


                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                 December 27, 1997
                                                   (in thousands)

                                       NACC        GSL     NAMSCO      Sifto       HCNA   Eliminations  Consolidated
                                   ---------------------------------------------------------------------------------
Cash and cash equivalents .......  $       -  $       -  $       -  $       -  $   1,106  $        -    $     1,106
Receivables, net ................     51,509     12,215     44,850     20,517      1,661           -        130,752
Inventories .....................     36,219     24,074     42,711     16,225          -         535        119,764
Other current assets ............      6,988         60        327      1,775        216           -          9,366
Property, plant and
  equipment, net ................    197,313     46,599     63,387     58,308          -           -        365,607
Investment in Sifto .............          -          -      2,513          -          -      (2,513)             -
Other ...........................      9,696         52      1,853      1,827    436,350    (420,655)        29,123
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------

Total assets ....................  $ 301,725  $  83,000  $ 155,641  $  98,652  $ 439,333  $ (422,633)   $   655,718
                                   ========== ========== ========== ========== ========== ===========   ============
Total current liabilities .......  $  51,236  $  12,192  $  24,879  $  18,546  $  21,660  $        -    $   128,513
Long-term debt, net of
  current portion ...............     91,553      2,530     13,660    113,117    585,000           -        805,860
Other noncurrent liabilities ....      6,983    (11,204)   (16,951)   (45,872)   166,269     (44,284)        54,941
Total common stockholder's
  equity (deficit) ..............    151,953     79,482    134,053     12,861   (333,596)   (378,349)      (333,596)
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
Total liabilities and
  common stockholder's
  equity (deficit) ..............  $ 301,725  $  83,000  $ 155,641  $  98,652  $ 439,333  $ (422,633)   $   655,718
                                   ========== ========== ========== ========== ========== ===========   ============

                             HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)
                                                     (Unaudited)

                                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 For the Thirty-nine Weeks Ended December 28, 1996
                                                   (in thousands)


                                      NACC        GSL      NAMSCO     Sifto        HCNA   Eliminations  Consolidated
                                   ----------------------------------------------------------------------------------
Net sales .......................  $ 152,022  $  56,632  $ 101,658  $  67,503  $       -  $  (34,829)   $   342,986
Cost of sales ...................    129,274     47,769     69,836     46,681          -     (33,246)       260,314
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
  Gross profit ..................     22,748      8,863     31,822     20,822          -      (1,583)        82,672
Selling, general and
  administrative expenses .......     12,726      4,134     12,323      9,771      2,522           -         41,476
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
  Operating income (loss) .......     10,022      4,729     19,499     11,051     (2,522)     (1,583)        41,196
Interest expense ................     (6,423)      (191)      (420)    (7,910)   (52,367)          -        (67,311)
Other income (expense) ..........      4,000      4,838     (5,592)      (816)    27,971     (27,971)         2,430
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
   Income (loss) before
   provision for income
   taxes ........................      7,599      9,376     13,487      2,325    (26,918)    (29,554)       (23,685)
Provision (benefit) for
   income taxes .................          -      3,213      4,989      2,558          -      (7,527)         3,233
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------

   Net income (loss) ............  $   7,599  $   6,163  $   8,498  $    (233) $ (26,918) $  (22,027)   $   (26,918)
                                   ========== ========== ========== ========== ========== ===========   ============


                                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 For the Thirty-nine Weeks Ended December 27, 1997
                                                   (in thousands)


                                      NACC        GSL      NAMSCO     Sifto        HCNA   Eliminations  Consolidated
                                   ---------------------------------------------------------------------------------
Net sales .......................  $ 153,508  $  45,537  $  96,039  $  64,172  $       -  $  (24,936)   $   334,320
Cost of sales ...................    125,483     35,960     64,705     43,894          -     (26,091)       243,951
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
  Gross profit ..................     28,025      9,577     31,334     20,278          -       1,155         90,369
Selling, general and
   administrative expenses ......     13,077      5,041     14,221      9,045      1,390           -         42,774
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------

   Operating income (loss) ......     14,948      4,536     17,113     11,233     (1,390)      1,155         47,595
Interest expense ................    (13,569)      (237)      (600)    (7,515)   (50,304)          -        (72,225)
Other income (expense) ..........      5,131      4,846     (5,157)      (967)    26,590     (26,456)         3,987
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
   Income (loss) before
   provision for income
   taxes ........................      6,510      9,145     11,356      2,751    (25,104)    (25,301)       (20,643)
Provision (benefit) for
   income taxes .................         56      2,782      4,210      3,919        468      (6,506)         4,929
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
   Net income (loss) ............  $   6,454  $   6,363  $   7,146  $  (1,168) $ (25,572) $  (18,795)   $   (25,572)
                                   ========== ========== ========== ========== ========== ===========   ============





                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                    (Unaudited)

                                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 For the Thirty-nine Weeks Ended December 28, 1996
                                                   (in thousands)


                                      NACC        GSL       NAMSCO    Sifto       HCNA    Eliminations  Consolidated
                                   ----------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities .....  $  23,542  $  16,258  $ (14,061) $   1,985  $ (29,392) $  (28,618)   $   (30,286)
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
Cash flows from investing:
   Capital expenditures .........     (6,273)    (4,506)    (7,484)    (2,937)         -           -        (21,200)
   Capitalized interest .........     (1,406)         -          -          -          -           -         (1,406)
   Proceeds from sales ..........         22          -        156          -          -           -            178
   Other ........................          -          -          -          -    (27,891)     27,891              -
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
Net cash provided by (used
   in) investing activities .....     (7,657)    (4,506)    (7,328)    (2,937)   (27,891)     27,891        (22,428)
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
Cash flows from financing:
   Gross borrowings .............     99,986     21,995     92,502     50,703          -           -        265,186
   Gross repayments .............    (46,804)   (29,519)  (120,591)   (41,944)         -           -       (238,858)
   Other ........................    (69,067)    (4,228)    49,478    (16,885)    57,854         156         17,308
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
Net cash provided by (used
   in) financing activities .....    (15,885)   (11,752)    21,389     (8,126)    57,854         156         43,636
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
Effect of exchange rate
   changes on cash ..............          -          -          -        (15)         -           -            (15)
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
Net increase (decrease) in
   cash and cash equivalents ....          -          -          -     (9,093)       571        (571)        (9,093)
Cash and cash equivalents:
   Beginning of period ..........          -          -          -      9,093      2,411      (2,411)         9,093
                                   ---------- ---------- ---------- ---------- ---------- -----------   ------------
   End of period ................  $       -  $       -  $       -  $       -  $   2,982  $   (2,982)   $         -
                                   ========== ========== ========== ========== ========== ===========   ============





                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                    (Unaudited)

                                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 For the Thirty-nine Weeks Ended December 27, 1997
                                                   (in thousands)


                                      NACC       GSL       NAMSCO     Sifto       HCNA    Eliminations  Consolidated
                                   ----------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities .....  $  24,380  $  15,435  $ (15,381) $   3,633  $ (27,071) $  (26,456)   $  (25,460)
                                   ---------- ---------- ---------- ---------- ---------- -----------   -----------
Cash flows from investing:
   Capital expenditures .........     (4,011)    (6,801)    (3,301)    (3,223)         -           -       (17,336)
   Capitalized interest .........       (195)         -          -          -          -           -          (195)
   Proceeds from sales ..........        836          -          1          2          -           -           839
   Other ........................          -          -          -          -    (26,000)     26,000             -
                                   ---------- ---------- ---------- ---------- ---------- -----------   -----------
Net cash provided by (used
   in) investing activities .....     (3,370)    (6,801)    (3,300)     3,221    (26,000)     26,000       (16,692)
                                   ---------- ---------- ---------- ---------- ---------- -----------   -----------

Cash flows from financing:
   Gross borrowings .............     48,000      5,000     41,000     11,435          -           -       105,435
   Gross repayments .............    (40,430)    (5,316)   (30,912)    (1,052)         -           -       (77,710)
   Other ........................    (28,580)    (8,318)    12,573    (16,274)    38,682         456        (1,461)
                                   ---------- ---------- ---------- ---------- ---------- -----------   -----------
Net cash provided by (used
   in) financing activities .....    (21,010)    (8,634)    22,661     (5,891)    38,682         456        26,264
                                   ---------- ---------- ---------- ---------- ---------- -----------   -----------
Effect of exchange rate
   changes on cash ..............          -          -          -        (82)         -           -           (82)
                                   ---------- ---------- ---------- ---------- ---------- -----------   -----------
Net increase (decrease) in
   cash and cash equivalents ....          -          -      3,980     (5,561)   (14,389)          -        15,970)
Cash and cash equivalents:
   Beginning of period ..........          -          -     (3,980)     5,561     15,495           -        17,076
                                   ---------- ---------- ---------- ---------- ---------- -----------   -----------
   End of period ................  $       -  $       -  $       -  $       -  $   1,106  $        -    $    1,106
                                   ========== ========== ========== ========== ========== ===========   ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the Company's net sales by product line for the thirteen and thirty-nine week periods ended December 27, 1997 and December 28, 1996.

                                                     Net Sales by Product Line
                                     Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                -------------------------------     -------------------------------
                                 Dec. 28, 1996   Dec. 27, 1997       Dec. 28, 1996   Dec. 27, 1997
                                --------------- ---------------     --------------- ---------------

Salt..........................  $     72,124    $     73,737        $    142,552    $    138,723
Soda Products.................        31,179          34,430              90,667          95,963
Boron Chemicals...............        14,417          17,313              46,374          50,927
Specialty Potash Fertilizers..        23,484          16,086              47,017          37,726
Other.........................         9,864           4,648              16,376          10,981
                                --------------- ---------------     --------------- ---------------

   Total......................  $    151,068    $    146,214        $    342,986    $    334,320
                                =============== ===============     =============== ===============

Thirteen Weeks Ended December 27, 1997 Compared With Thirteen Weeks Ended December 28, 1996

     Net sales for the thirteen weeks ended December 27, 1997 ("Third Quarter FY 1998") were $146.2 million compared to $151.1 million for the thirteen weeks ended December 28, 1996 ("Third Quarter FY 1997"), a decrease of 3.2%.

     The $1.6 million increase in salt sales was primarily the result of overall favorable pricing, which increased sales approximately $2.4 million when compared to the year earlier period. Additionally, the highway/chemical salt segment experienced a $2.1 million favorable volume variance as compared to the prior year period due to winter weather and the related customer inventory restocking. Partially offsetting these favorable variances was a decrease in sales of the general trade segment as a result of the exclusive distributor program introduced this year. The almost 12% decline in general trade segment volumes reduced sales by approximately $2.9 million.

     The $3.3 million increase in net sales from soda products (soda ash, sodium sulfate and sodium bicarbonate) in the Third Quarter FY 1998 when compared to the prior year period was due to an increase in the sales of soda ash, while sodium sulfate and sodium bicarbonate sales were relatively flat. Sales volumes for soda ash increased by approximately 17%. The average price for soda ash was down slightly from the Third Quarter FY 1997. The increased volumes are the result of the timing of export sales of the Company's products.

     The $2.9 million increase in net sales from boron chemicals is due to a 26% increase in sales volumes during the Third Quarter FY 1998 period when compared to the prior year period. The increased sales volumes are the result of increased production of these products at the Company's facilities in Searles Valley. Although the average sales prices for most of the boron chemicals increased compared to the prior year period, the Company experienced a change in product mix which negatively impacted the average sales price of boron chemicals.

     Specialty potash fertilizer net sales in the Third Quarter FY 1998 decreased $7.4 million, or 32%, compared to the Third Quarter FY 1997. The decline in sales was a result of a 41% decrease in tons sold, partially offset by a 16% increase in the average sales price. Domestic volumes remained strong in the quarter, while the timing of export sales has lagged behind the prior year volumes.

     Cost of sales in the Third Quarter FY 1998 and Third Quarter FY 1997 was 65.6% and 69.1% of sales, respectively. The improvement in gross margin percentage from prior year is attributable to continued efficiencies being experienced in the soda products and boron businesses from the implementation of cost reduction strategies and capital projects which have resulted in higher levels of production at lower average costs. Additionally, gross margin for the salt business improved over the prior year period, primarily due to lower freight and operating costs. These factors were partially offset by higher raw material costs in the specialty potash fertilizer business resulting from this year's poor summer solar evaporation season.

     Selling, general and administrative expenses were relatively unchanged, decreasing $0.5 million Third Quarter FY 1998 compared to Third Quarter FY 1997. As a percentage of sales, these expenses totaled 9.6% for both Third Quarter FY 1998 and Third Quarter FY 1997.

     Interest expense was relatively unchanged for the Third Quarter FY 1998 period as compared to the prior year period.

     An exchange loss of $1.3 million was recorded in the Third Quarter FY 1998 period, primarily relating to the translation of United States dollar-denominated debt of Sifto into Canadian dollars, compared to a $0.1 million loss in the Third Quarter FY 1997 period. No other significant exchange gains or losses were recorded during the period.

     Other income principally consists of ground lease and maintenance income, and gains and losses on disposal of property, plant and equipment. Other income was $0.1 million higher in the Third Quarter FY 1998 than the Third Quarter FY 1997.

     A provision for income taxes of $3.5 million was recorded in the Third Quarter FY 1998, $0.5 million more than in the Third Quarter FY 1997, relating to U.S. alternative minimum tax, state income taxes, and Sifto's Canadian income tax and Ontario mining tax. Income tax benefits associated with the U.S. losses have not been recognized as future realization is uncertain.

Thirty-nine Weeks Ended December 27, 1997 Compared With Thirty-nine Weeks Ended December 28, 1996

     Net sales for the thirty-nine weeks ended December 27, 1997("YTD FY 1997") were $334.3 million, down 2.5% from the $343.0 million recorded for the thirty-nine weeks ended December 28, 1996 ("YTD FY 1997").

     Salt sales declined $3.8 million primarily due to the introduction of the exclusive distributor program in the general trade segment. An 11% decline in YTD FY 1998 general trade segment volumes, compared to the prior year, resulted in a $8.5 million decline in sales. The highway/chemical segment volumes were approximately 3% higher than the YTD FY 1997 period resulting in a $2.2 million increase in sales. Overall, salt pricing was approximately $2.5 million favorable to the year earlier period.

     Sales of soda products increased $5.3 million to $96.0 million in the YTD FY 1998 period as compared to the YTD FY 1997 period. Most of the increase was due to a $3.4 million and $1.8 million increase in the sales of soda ash and sodium sulfate, respectively. The soda ash increase was due to an 11% increase in volumes sold partially offset by lower prices while the sodium sulfate increase was due to a 21% increase in the average sales price partially offset by 4% lower volumes. Sodium sulfate, which is used as an ingredient in detergents, among other things, experienced a price increase late in FY 1997 due to the strong demand for this product. Sales of sodium bicarbonate in the YTD FY 1998 period were substantially unchanged from the prior year period.

     Boron chemical sales in the YTD FY 1998 period were $4.6 million higher than in the prior period in FY 1997. The primary factor increasing sales was increased sales volumes during the YTD FY 1998 period as compared to the prior year. The 7% increase in volumes sold has resulted in an approximate $4.2 million increase in sales. The increased sales volumes are the result of increased production of these products at the Company's facilities in Searles Valley.

     Specialty potash fertilizer net sales were down $9.3 million for the YTD FY 1998 period as compared to prior year, due to a 28% decline in volumes. This was partially offset by an 11%, or $16 per ton, increase in the average sales price. The decline in volumes are primarily due to the timing of export sales in YTD FY 1998 and YTD FY 1997, as well as the depletion of the remaining inventory from the Searles Valley facilities in California. Production of the specialty potash fertilizer was terminated in Searles Valley upon completion of the Long Range Process Plan in FY 1997.

     Cost of sales in YTD FY 1998 and YTD FY 1997 was 73.0% and 75.9% of sales, respectively. The improvement in gross margin percentage from the prior year period is attributable to continued efficiencies being gained in the soda products and boron businesses from the implementation of cost reduction strategies and the positive impact of capital projects which have resulted in higher levels of production at lower average costs, and an increase in the gross margin percentage in the general trade salt segment due to the implementation of an exclusive distributor program.

     Selling, general and administrative expenses for the YTD FY 1998 period were $42.8 million, or 12.8% of net sales, compared to $41.5 million, or 12.1% of net sales, in the YTD FY 1997 period. The increase, which principally occurred in the first quarter, relates to higher professional fees.

     Interest expense increased $4.9 million for the YTD FY 1998 period as compared to the prior year period in FY 1997. The increase was due to higher interest costs for the Argus utilities debt which originated in the Second Quarter FY 1997, lower capitalized interest on construction in process of $0.2 million YTD FY 1998 compared to $1.4 million YTD FY 1997, and $1.5 million of accreted interest on the San Diego Terminal lease obligation for the YTD FY 1998 period (see Note 5).

     An exchange loss of $0.9 million was recorded in the YTD FY 1998 period, primarily relating to the translation of United States dollar-denominated debt of Sifto into Canadian dollars, compared to a $0.7 million loss in the YTD FY 1997 period. No other significant exchange gains or losses were recorded during the period.

      Other income was $1.7 million higher in the YTD FY 1998 period compared to the prior year, primarily due to the second quarter sale of land near the Searles Valley facility in California for a gain of $0.8 million. Other miscellaneous expenses were also lower in the YTD FY 1998 period.

     A provision for income taxes of $4.9 million was recorded in the YTD FY 1998 period, $1.7 million more than in the YTD FY 1997 period, relating to U.S. alternative minimum tax, state income taxes, and Sifto's Canadian income tax and Ontario mining tax. Income tax benefits associated with the U.S. losses have not been recognized as future realization is uncertain.

Liquidity, Capital Resources and Financial Condition

Seasonality and Cash Flows

     The Company's combined accounts receivable and inventory levels have varied by as much as $60.0 million during a fiscal year. Generally, during the second and third fiscal quarters highway deicing salt inventories are increased in preparation for the winter season. The harvesting of the solar ponds at the Ogden facility also takes place in the third fiscal quarter adding to the specialty potash fertilizer inventory levels. Inventories then decline in the fourth fiscal quarter. Accounts receivable increase during the third and fourth fiscal quarters as highway salt sales and specialty potash fertilizer sales peak during this period. Cash requirements rapidly decline near the end of the fourth fiscal quarter and the early part of the next fiscal year first quarter as accounts receivable are converted into cash. Sales of soda products and boron chemicals are, for the most part, not as cyclical.

     YTD FY 1998 operating activities utilized $25.5 million in net cash compared to $30.3 million utilized in the YTD FY 1997 period. A heavier buildup of inventories YTD FY 1998 versus YTD FY 1997 used $13.2 million more cash. This was almost entirely offset by higher collections from accounts receivable YTD FY 1998 versus YTD FY 1997, due to higher sales and receivables in the fourth fiscal quarter of 1997 than in the fourth fiscal quarter of 1996 combined with lower sales and receivables in Third Quarter FY 1998 versus Third Quarter FY 1997. Accounts payable and accrued expenses used $3.8 million more cash in YTD FY 1998 than in prior year due to the timing of payments.

     YTD FY 1998 investing activities used $16.7 million of cash compared to a use of $22.4 million in the YTD FY 1997 period. This decrease is the result of lower capital spending (including capitalized interest on construction in progress) in YTD FY 1998 as compared to the same period in FY 1997.

     YTD FY 1998 financing activities provided cash of $26.3 million compared to $43.6 million in the FY 1997 period. The primary difference is lower net borrowings on the revolver (and net of a sale-leaseback arrangement in FY 1997) due to the larger available cash balance which existed at the beginning of the 1998 fiscal year as compared to the beginning of the 1997 fiscal year.

     As disclosed in the Company's fiscal year 1997 Form 10-K, the Company exercised its option to repurchase its port facilities from SDT Capital, Inc. ("SDT") in San Diego for the greater of $7.0 million or fair market value. Through the lease term the Company has accreted the difference between the initial stated value of $5.5 million and the minimum repurchase value of $7.0 million. On December 31, 1997, the Company reached an agreement as to the fair value of the facilities, $9.5 million, and paid that amount to SDT in satisfaction of its obligations under the agreement. The Company will record an extraordinary loss of approximately $2.5 million in the fourth quarter of fiscal 1998 for the early extinguishment of debt.

     The Company has issued two series of senior notes and Sifto has issued a series of senior notes, in amounts of $250 million, $335 million and $100 million, respectively, with stated interest rates of 10.25%, 10.75% and 8.5%, respectively. None of these senior notes are due in the upcoming year, with the earliest due date being July 15, 2000, for the $100 million Sifto notes. The $250 million notes and the $335 million notes are redeemable at the Company's option beginning October 15, 1998, with stipulated early redemption premiums. The pending sale of the Company's parent, Harris Chemical Group, Inc., will result in a change of control for purposes of the Indentures governing the outstanding notes, and will result in the Company being required to make an offer to the holders of the notes, within 60 days after the closing of the sale, to repurchase any and all notes at a purchase price of 101% of the principal amount thereof, plus accrued interest.

     As of December 27, 1997, the majority of the current portion of long-term debt is comprised of the current portion of capital leases. As of December 27, 1997, the Company had $59.6 million of available borrowing capacity under its revolving credit agreements (after considering the subsequent payment of cash for the SDT port facilities) and $1.1 million of cash. The Company believes that internal cash generated from operations plus liquidity provided by its revolving credit facilities will be adequate to meet the Company's anticipated working capital needs for the next year.

     The Company has export sales of various products, including soda ash and boron chemicals. A significant portion of these sales are to the Asia-Pacific rim and Latin America through a third-party exporter (ANSAC) for the United States soda ash industry. In fiscal year 1997 and YTD FY 1998, the Company's export sales to ANSAC have totaled approximately $36.5 million and $33.3 million, respectively (or approximately 7% and 10%, respectively, of total net sales). Based on the recent adverse financial developments being experienced in the Asia-Pacific rim, ANSAC believes its ability to continue its recent growth rates in the region may be slowed in the near term. At this time, the Company does not know what impact, if any, reduced ANSAC sales to the Asia-Pacific rim may have on the soda products business.

Environmental Matters

     Due to the nature of the Company's business, it must continually monitor compliance with all applicable environmental laws and regulations. At December 27, 1997, the Company had recorded $5.8 million of current liabilities and $5.5 million of non-current liabilities to reflect the estimated future costs associated with environmental matters. Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Management believes that the outcome of presently known environmental contingencies will not have a material adverse effect on the operations, financial condition or liquidity of the Company.

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

                  The table below reflects the seasonality of the Company's business by fiscal quarter.


                                                     Fiscal 1997                                          Fiscal 1998
                                 ---------------------------------------------------      ------------------------------------------
                                     1st          2nd          3rd          4th                1st            2nd            3rd
                                     ---          ---          ---          ---                ---            ---            ---
                                                                                (in thousands)
Operating Data:
   Net sales .....................  $99,581     $92,337      $151,068     $165,636             $93,199       $94,907     $ 146,214
   Gross profit ..................   18,103      17,854        46,715       51,813              17,192        22,923        50,254
   Operating income ..............    4,138       4,841        32,217       35,781               1,685         9,672        36,238
   Interest expense ..............   20,533      22,293        24,485       24,614              23,660        24,109        24,456
   Net income (loss) .............  (15,092)    (17,589)        5,763        5,485             (20,245)      (13,557)        8,230
Sales by Product:
   Salt ..........................   35,287      35,141        72,124       93,347              31,021        33,965        73,737
   Soda products .................   31,186      28,302        31,179       29,133              31,333        30,200        34,430
   Boron chemicals ...............   17,214      14,743        14,417       16,677              16,109        17,505        17,313
   Specialty potash fertilizers ..   12,465      11,068        23,484       24,530              11,587        10,053        16,086
   Other .........................    3,429       3,083         9,864        1,949               3,149         3,184         4,648



PART II.              OTHER INFORMATION

Item 1.                        Legal  Proceedings

      None

Item 6.                        Exhibits and Reports on Form 8-K

(a) All exhibits otherwise required in connection with this quarterly report on Form 10-Q have heretofore been filed with the Securities and Exchange Commission except as follows:

     None

(b)  Reports on Form 8-K

     A report on Form 8-K dated December 16, 1997, was filed reporting on the Company's parent, Harris Chemical Group, Inc., reporting on the execution of a definitive Agreement and Plan of Merger with IMC Global Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Harris Chemical North America, Inc.
                                            (Registrant)


     February 10, 1998                      /s/  Emanuel J. Di Teresi
                                            ---------------------------------
                                                 Emanuel J. Di Teresi
                                              Senior Vice President and
                                               Chief Financial Officer
                                              (Chief Accounting Officer)