Form 10-K
period 1998-03-28
HARRIS CHEMICAL NORTH AMERICA INC
filed 1998-06-26
CIK 910711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended March 28, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from ___ to ___

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

                                2100 Sanders Road
                         Northbrook, Illinois 60062-6142
               (Address of principal executive offices)(Zip Code)

                                 (847) 272-9200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares outstanding of the registrant's common stock at March 28, 1998 was 1,000 shares. All of such shares are owned by Harris Chemical Group, Inc.

                       HARRIS CHEMICAL NORTH AMERICA, INC.

               FORM 10-K For the Fiscal Year ended March 28, 1998

                                      Index


Part I            Description                                                                    Page #
------            -----------                                                                    ------
Item 1.           Business....................................................................       3

Item 2.           Properties..................................................................      13

Item 3.           Legal Proceedings...........................................................      15

Item 4.           Submission of Matters to a Vote of Security Holders.........................      15

Part II
Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................................      16

Item 6.           Selected Financial Data ....................................................      16

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................      17

Item 8.           Financial Statements........................................................      24

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................................      49

Part III
Item 10.          Directors and Executive Officers of the Registrant .........................      49

Item 11.          Executive Compensation .....................................................      51

Item 12.          Security Ownership of Certain Beneficial Owners and Management..............      53

Item 13.          Certain Relationships and Related Transactions..............................      54

Part IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.............      56

Signatures        ............................................................................      59

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

       The Company is a leading producer and marketer of inorganic chemical products, including principally salt, soda products, boron chemicals and specialty potash fertilizers. The Company markets its products throughout the United States and Canada as well as in Asia, the Pacific Rim countries, Latin America and Europe. Revenues derived from areas outside the United States in FY 1998 were approximately $190.0 million or 38.5% of total revenues.

     Harris is a wholly owned subsidiary of Harris Chemical Group, Inc. ("HCG"). HCG was formed in 1992. On September 24, 1993 the stockholders of NACC, NAMSCO and GSL exchanged their shares in those companies for shares in HCG. HCG then contributed its shares in NACC, NAMSCO and GSL to Harris. Those transactions are referred to as the "Consolidation."

       On April 1, 1998, HCG was acquired by IMC Global Inc. ("IMC") and as a result all of the subsidiaries of HCG, including Harris, became indirect wholly owned subsidiaries of IMC. These transactions are referred to as the "Merger." Following the Merger, the names of HCG, NACC, NASC and GSLMC were changed to IMC Inorganic Chemicals Inc., IMC Chemicals Inc., IMC Salt Inc. and IMC Kalium Ogden Corp., respectively. Any references to those companies in this Form 10-K are to the pre-Merger names.

       Subsequent to the Consolidation, the Company was recapitalized (the "Recapitalization"). As part of the Recapitalization, Harris issued $250 million of 10.25% Senior Secured Discount Notes due July 15, 2001 (the "Discount Notes") and $335 million of 10.75% Senior Subordinated Notes due October 15, 2003 (the "Senior Subordinated Notes") and Sifto issued $100 million of 8.5% Senior Secured Notes due July 15, 2000 (the "Sifto Notes"). The Discount Notes, the Senior Subordinated Notes and the Sifto Notes are collectively referred to herein as the "Notes." The Discount Notes were issued for net proceeds aggregating $200.4 million. NACC, NAMSCO and GSL, collectively, and Sifto have also entered into revolving credit agreements (the "Bank Agreements") providing for borrowings of up to $130 million and $20 million, respectively, secured by inventory and accounts receivable. Sifto terminated the $20 million revolving credit agreement simultaneously with the consummation of the Merger.

       The Company intends to continue its strategy of growth through internal reinvestment and development, as well as through joint ventures and acquisitions, particularly in businesses in which the Company currently competes or in similar areas of the inorganic chemical industry where the Company's existing expertise in technology, process capabilities and marketing can be used to strengthen and improve the acquired business or joint venture.

       In addition, the Company continually reviews its businesses and asset base in light of its cash requirements and strategic plans. Based on these reviews, the Company may determine that it is in its best interest to (i) enter into strategic business alliances, including through the possible contribution of assets to joint ventures and/or (ii) offer for sale assets deemed not to be strategic. In July 1996, NACC entered into an agreement for the sale and leaseback of an electric and steam
--------
     1Unless otherwise stated, all references herein to "dollars" or "$" are to U.S. dollars. References to any particular fiscal year ("FY") mean the 52 or 53 week fiscal year ending on the last Saturday in March of the indicated year.

generating facility associated with its Searles Valley Soda Ash Facility ("Argus Utilities"). See Note 7 to the Consolidated Financial Statements.

       Except for statements of historical fact contained herein, the statements appearing under Part I, Item 1, "Business;" Part I, Item 3, "Legal Proceedings;" and Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," presented herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

       Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the effect of general business and economic conditions; weather; product demand and industry capacity; price and availability of freight transportation; risks associated with investments and operations in foreign jurisdictions, including those related to economic, political and regulatory policies of local governments and laws or policies of the United States and Canada; changes in governmental laws and regulations affecting environmental compliance, taxes and other matters impacting the Company; the risks attendant with mining operations; the potential impacts of increased competition in the businesses in which the Company operates; changes in interest rates and capital markets; manufacturing efficiencies; availability and price of raw materials and critical manufacturing equipment; plant expansion efforts; the international regulatory and trade environment; and other risks indicated in this report and other SEC filings. These factors could cause actual results to differ materially from the forward-looking statements set forth herein.

Products

       The Company's net sales (in thousands) by product line and the percentage of net sales represented by such sales during the last three fiscal years are as follows:



        Product Line                   FY 1996                          FY 1997                            FY 1998
    --------------------     ----------------------------     ----------------------------       ----------------------------
    Salt ...............         $224,500           47.2%         $235,899           46.4%           $216,443           43.8%
    Soda products ......          115,978           24.4           119,800           23.6             126,341           25.6
    Boron chemicals ....           67,979           14.3            63,051           12.4              68,289           13.8
    Specialty potash
        fertilizers ....           55,459           11.7            71,547           14.1              68,772           13.9
    Other ..............           11,558            2.4            18,325            3.5              14,308            2.9
                             ------------     -----------     ------------      ----------       ------------      ----------
    Net Sales ..........         $475,474          100.0%         $508,622          100.0%           $494,153          100.0%
                             ============     ===========     ============      ==========       ============      ==========




Salt

       Salt is used in a variety of applications, including as a deicer for both highway and consumer use, an ingredient in the production of chemicals for paper bleaching and plastic production, a flavor enhancer and preservative in food, an ingredient and nutrient in animal feeds, and an essential item in both industrial and consumer water softeners. The demand for salt has historically remained relatively stable during economic cycles due to the large variety of uses. However, demand for salt for highway deicing is affected by changes in winter weather.

       The Company produced approximately 9.1 million tons of salt in FY 1998 compared to 9.5 million tons in FY 1997. Production activities are conducted at nine facilities, five located in the United States and four located in Canada. Canadian sales represented approximately 32% of the Company's total sales of salt in FY 1998.

       Businesses/Customers. The Company separates sales of salt into three major segments: general trade, highway deicing and chemical. The general trade segment is the Company's largest segment and accounted for approximately 46% of FY 1998 salt sales. This segment includes consumer applications such as table salt, water conditioning, home ice control, food and meat processing, agricultural applications, including feed mixes, and a variety of industrial applications such as oil refining and drilling, metal processing and tanning.

       Highway deicing constitutes the Company's second largest segment of salt sales accounting for approximately 42% of FY 1998 salt sales. Principal customers are states, provinces and municipalities that purchase bulk salt for ice control on public roadways. Highway salt is sold mostly via a tendered bid contract system with price, product quality and deliverability being the primary factors in determining a supplier. Location of the source of salt and distribution outlets also play a significant role. The Company has an extensive network of approximately 80 depots for storage and distribution of highway deicing salt. The majority of these depots are located on the Great Lakes and the Mississippi River system.

       Winter weather variability is a factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. During the past five years annual highway deicing sales by the Company ranged from 3.2 million tons to 5.9 million tons per year. Unusually mild weather occurring in the Company's principal deicing sales areas would adversely affect the Company's sales and earnings. The vast majority of the Company's deicing sales are made in Canada and the northern United States, where winter weather is generally harsher than in other parts of North America.

       The chemical industry accounted for approximately 12% of the Company's FY 1998 salt sales. Principal customers are producers of intermediate chemical products used in pulp bleaching and plastic production that do not have a captive source of brine.

       Sales and Marketing. The general trade segment is driven by strong customer relationships. Sales in our general trade segment occur through retail channels such as grocery, building supply and hardware stores, automotive stores, feed suppliers, and industrial manufacturers in various industries. Distribution in the U.S. general trade segment is channeled through a direct sales force located in various parts of the United States, who sell products to distributors, dealers and end users. The Company also maintains a network of brokers who sell table salt, consumer deicing and water conditioning products. These brokers service wholesale and chain grocery headquarters and retail stores as well as the food service industry.

       The Company has maintained a significant presence in the U.S. general trade segment over recent years due to its strong focus on the mid-western region, its distribution network to the grocery trade and its relationships with the large distributors of water conditioning salt. In order to continue to expand its volume and profitability in the general trade segment, the Company has focused its efforts on improving its marketing programs in both Canada and the U.S. These programs include:(i) differentiating the Company's various brand names through promotional activities, (ii) developing an exclusive distributor network, (iii) redesigning the Canadian water conditioning product and (iv) improving solar salt quality.

       The highway deicing customer base consists of states, provinces and municipalities that purchase bulk salt for ice control. Contracts are awarded annually on the basis of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. The bidding process minimizes the need to invest significant time and effort in marketing and advertising.

       Distribution into the chemical segment is made through long-term supply agreements, which are negotiated privately. Price, service and quality of product are the major customer requirements.

       Competition. Harris faces significant competition in each of the salt sales segments in which it operates. Large, nationally recognized firms, such as Cargill and Morton International, as well as regional firms, compete against the Company.

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

       Solar Evaporation. The solar evaporation method is a cost effective method of salt production used in areas of the world where high salinity and low rainfall are common. Water with above average salt content is pumped into large open ponds where sun and wind evaporate the water and crystallize the salt into a solid which is then mechanically harvested.

       The Company produces salt at nine different locations. Mechanically evaporated salt for Canada is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in eastern Canada, Goderich, Ontario in central Canada and Unity, Saskatchewan in western Canada. From the Goderich rock salt mine, the Company also serves the highway deicing market in eastern Canada as well as the Great Lakes region of the United States.

       The Company's central and midwest U.S. customer base is served by three mechanical evaporation plants, two located in Kansas and one in Tennessee. The Cote Blanche, Louisiana rock salt mine serves chemical customers in the southern and western U.S. as well as the highway deicing segment through a series of depots located along the Mississippi and Ohio Rivers. The Company's solar evaporation facility located at Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the western United States with general trade salt, but also provides salt for chemical applications and highway deicing.

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

       Of the six U.S. soda ash producers, five are located in Green River, Wyoming. The Green River suppliers produce soda ash by conventional underground mining techniques and mechanical separation. The Company is the other domestic producer and produces soda ash from the carbonation of brine by solution mining rather than by underground mining. The Company is the only domestic producer not located in Green River, Wyoming. The Company's California location results in reduced transportation costs to California and to ports for export.

       Prior to April 1996, the Company had higher costs of production than the Green River producers, but in the Company's opinion these production costs were largely offset by reduced transportation costs for sales of soda ash in the western U.S., as well as the European and faster growing Asian, Pacific Rim and Latin American countries. As of April 1996, the Company completed the first phase of a two-phase strategic capital expenditure program (Long Range Process Plan or "LRPP"). By employing newly developed technology which has increased the mineral concentration of the brine and by modifying the existing manufacturing process, the Company has reduced production costs and increased capacity by 300,000 tons. See "--Production Techniques and Facilities."

       Businesses/Customers. Soda ash produced by the Company is used principally in the production of container glass, flat glass, sodium-based chemicals and detergents. Container glass and flat glass include bottles and other containers, windows for buildings and automobiles, mirrors, lighting ware, tableware, glassware and laboratory ware. The chemical industry uses soda ash as a source of sodium ions and to synthesize value-added products. It is mainly used in the production of sodium bicarbonate, sodium phosphates, sodium silicates and chrome chemicals. Soda ash is also a component of powdered detergents and is often the prime alkali used to make phosphates and silicates for dry detergent applications.

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

       The Company exports soda ash to Europe. All of the production of soda ash within the EU is by the higher cost synthetic method. In 1993, the EU Commission initiated an antidumping action against American producers of soda ash exported to the EU, including soda ash manufactured by the Company. This action was vigorously resisted by the Company. In October of 1997, all dumping actions against the Company and other soda ash producers involved in the dumping action were rescinded by the EU Commission. The Company continues to sell to European customers.

       Sales and Marketing. The Company's domestic sales are concentrated in the western U.S., where the Company's soda ash production facility is located. The Company's strategy for increasing soda ash sales in the U.S. is to target the pulp processing, water treatment and chemical market segments as well as to increase sales into the southeastern United States. The Company expects demand in these segments to grow faster than demand in the glass segment. The Company will continue to participate in ANSAC for sales in all export markets where they are allowed to operate, which include all foreign markets other than Canada and the EU. ANSAC's strategy is to continue to service these relatively faster growing developing markets with low cost, high quality soda ash from the U.S. producers.

       Competition. There are numerous competitors in the sale of soda ash on a worldwide basis. Several of these firms, such as Solvay S.A., are larger, both in terms of sales and capacity, than the Company. The Company expects competition in the sale of soda ash to remain robust for the foreseeable future.

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

       The Company commenced in FY 1993 the LRPP, a two-phase capital expenditure program, which could cost up to $132.0 million, intended to lower the Company's soda ash and boron unit production costs and to increase its soda ash production capacity. The initial phase of the LRPP utilizes newly developed technology that increases the mineral concentration of the brine from which soda ash and boron chemicals are produced and changes the production process, by including more efficient drying and processing equipment. As a result, the Company's soda ash rated production capacity is 1.5 million tons annually and production costs for soda ash and boron chemicals were reduced further in FY 1998. The second phase of the program is designed to increase soda ash rated production capacity to between 1.8-2.0 million tons annually and reduce costs further. The Company plans to market the increased soda ash volume both domestically and in the EU and, through an increase in its ANSAC allocation, in other parts of the world. The Company spent $68.0 million from FY 1993 through FY 1997 and completed the first phase of the LRPP. The implementation of the second phase of the capital expenditure program which is divided into two increments and the timing of the spending of the remaining estimated capital requirements of approximately $64.0 million will depend upon the growth of future market demand for soda ash.

       Control of Resources. The Company produces soda ash at its California plant by processing naturally occurring brines that the Company mines from its own property as well as under leases with the U.S. Department of the Interior, Bureau of Land Management (the "BLM"). The Company's supply of brine for the production of soda ash is extensive. The Company believes that it has adequate deposits, at the Company's current and projected production rates, for the foreseeable future.

Sodium Bicarbonate

        The Company's sodium bicarbonate is produced at a facility approximately 48 miles northwest of Rifle, Colorado. Commercial production at the plant was started in July 1991. Located on sodium leases in Rio Blanco County, Colorado, the facility uses proprietary technology involving solution mining and crystallization techniques to produce natural sodium bicarbonate. The Bureau of Land Management approved in March 1996 a new mine plan that includes mine field innovations and allows for an extraction level of sodium bicarbonate that is five times higher than was previously allowed.

       The Company's sodium bicarbonate sales are targeted for all major sodium bicarbonate segments. The Company's marketing strategy for sodium bicarbonate is to: (i) continue sales for animal feed use through a distributor arrangement with a recognized leader in animal nutrition products; (ii) develop specific marketing programs for industrial segments such as swimming pool and water treatment,  fire  extinguishers  and  paper  processing  through  the  Company's existing secondary distribution network and sales force; (iii) continue promotion of a natural, high quality, sodium bicarbonate in food and consumer segments through the Company's sales force and become a recognized leader in distribution to the food industry; and (iv) utilize export logistical advantages to supply international buyers. Implementation of this strategy has led to continued sales growth in this segment in FY 1998. The Company believes that the food processing and selected consumer segments continue to offer opportunities for growth and improved margins.

Sodium Sulfate

       The Company is the leading domestic producer of naturally occurring sodium sulfate which is used as an inactive ingredient in dry detergents and as a source of sulfur in pulp processing. Recent strong demand worldwide for sodium sulfate, particularly from detergent manufacturers, has resulted in Company sales at capacity with significant margin improvements. Sodium sulfate is currently produced at Searles Valley.

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

       According to industry data published in 1997, the Company is the second largest producer of boron chemicals in the United States and the third largest producer in the world after the U.K. based RTZ Corporation plc and the Turkish state-owned producer, Etibank.

       Businesses/Customers. The Company sells boron chemicals both domestically and abroad. In FY 1998, a majority of sales were derived from domestic sales to producers of textile fiberglass, porcelain frits, high quality glasses, cellulose insulation and chemical distributors. The remaining FY 1998 sales were derived from international sales, with western Europe and Japan representing the Company's two largest sales areas.

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

       The Company's most important sodium borate products include anhydrous borax, decahydrate and pentahydrate borax, which are used in the production of frits, ceramics and borosilicate glass where the borate improves the thermal resistance of the glass. Historically, the Company's strategy has been to focus on the sale of anhydrous borax. The Company continues to focus marketing efforts to maintain a leadership position in this segment and to selectively market decahydrate and pentahydrate in niche segments.

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

       At one site, boric acid is produced by extracting crude borax from brine through a proprietary solvent extraction process. After extraction, the solution is concentrated in an evaporator and the boric acid is recovered through crystallization. At the other site, sodium borates were produced by a cooling process in which borax-enriched brines were cooled to crystallize a line of sodium borate products. Effective April 1, 1996, as part of the strategic capital expenditure program designed to lower the cost of soda ash production, the Company enhanced its feedstock process to improve sodium borate production consistency. This has resulted in a significant reduction in production costs.

       Control of Resources. The Company produces boric acid and sodium borate by processing at its California plant naturally occurring brines that the Company mines from its own property as well as under leases with the BLM. The Company believes that its supply of brine for the production of boric acid and sodium borate is adequate for the foreseeable future.

Specialty Potash Fertilizers

       Sulfate of potash ("SOP") is a specialty potash fertilizer used for high value crops such as fruits, vegetables, nuts and tobacco. The Company is the leading American producer of SOP. The Company markets SOP products both domestically and overseas. The Company offers several grades of SOP which are designed to differentiate the Company from its competitors, as well as, better serve the needs of its customers.

       Markets/Customers. The annual worldwide consumption of potash fertilizers approaches 50 million tons. Muriate of potash ("MOP"), or potassium chloride, is the most common source of potassium and accounts for approximately 92% of all potash consumed in fertilizer production. SOP represents about 6% of potash consumption. The remaining 2% is supplied in the forms of potassium magnesium sulfate and potassium nitrate. All of these products contain varying concen trations of potassium expressed as potassium oxide (K20) and different combinations of co-nutrients.

       MOP is the least expensive form of potash fertilizer based on the concentration of K20. It is the preferred potassium source for most crops and contains about 60% K20. However, SOP is utilized by growers for some high-value crops.

       Examples of crops where SOP is utilized include tobacco, tea, potatoes, citrus fruits, grapes, almonds, some vegetables and on turfgrass for golf courses. Approximately 50% of the Company's annual SOP sales are made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

       Approximately 69% of the world SOP production is located in Europe, 18% in the United States and the remaining 13% in various countries. The world consumption of SOP totals about 3.5 million tons. Based on studies conducted by industry analysts, the Company expects consumption of SOP in Asia, the Pacific Rim countries and Latin America to grow considerably through the end of the century. This anticipated growth is a result of increased production of high value cash crops, for which SOP is a preferred potassium source. The Company has focused on sales to Asia and Pacific Rim countries where its inland and marine transportation costs are at or below competitors' costs.

       Sales and Marketing. The Company's domestic sales of SOP are concentrated in the western states of California, Oregon, Washington and Idaho and the central, tobacco belt area where the crops and soil conditions favor SOP. The Company employs trained agronomic sales personnel and fertilizer agents, who contact dealers and growers in the United States.

       The Company's strategy for increasing SOP sales in the United States is twofold. First, the Company is targeting specific crops where the benefits of using SOP versus other potassium sources are identified by research consultants in agricultural testing programs. The Company believes that these activities have encouraged the increased use of SOP on potatoes, vegetables, and professionally managed turf and golf courses. Second, the Company plans to differentiate itself through unique products specifically designed for targeted end uses. These SOP products vary in particle size and product quality to provide marketing strength in bulk fertilizer blending programs where particle sizing is important, as well as direct SOP application where solubility is important. In addition, the Company continues to test market unique SOP-based products, with which the Company has targeted the substantial liquid and suspension fertilizer markets previously served by non-SOP potassium sources.

       The Company generally exports SOP through major trading companies. Export SOP sales volumes in FY 1998 were 49% of the Company's annual SOP sales.

       Competition. The Company's major competition for SOP sales in North America include imports from large European producers, other North American producers and functional products of other varieties, such as MOP or Potassium Nitrate. For exports into Asia, the Pacific Rim countries and Latin America, the Company competes with various local producers and European production. The European producers, the largest in the world, include Kali und Salz, A.G., Tessenderlo Chemie and Kemira Oy. A new venture in Chile was announced with annual SOP capacity of 250,000 tons. The new production began in May 1998 and it is expected to sell product in North America, including the United States.

       Production Techniques and Facilities. Prior to April 1, 1996, the Company produced SOP at two facilities. The largest facility is located on the Great Salt Lake in Ogden Utah ("Ogden"), while a smaller 50,000 ton facility was located in Searles Valley, California. During FY 1992 and FY 1993 the Company invested approximately $13.0 million at its Ogden facility to match its production of raw materials from the evaporation ponds with its present plant capacity of approximately 550,000 tons of SOP. This project consisted of construction of a new 17,500 acre preconcentration pond and a 22 mile underwater canal on the bottom of the Great Salt Lake. The preconcentration pond and related canal are operational and supplying increasing levels of potassium each year to the primary pond system, resulting in increased production. Further investment in the expansion was completed in FY 1998, which included investments in cooling capacity and rail facilities at a construction cost of $4.4 million.

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

       Record levels of rain from 1982 to 1984 at Ogden, and the resulting rise in the level of the Great Salt Lake, caused a breach in the dike system at the facilities in May 1984. A large portion of the evaporation pond area was flooded and the pond floors dissolved. As a result, GSLMC was unable to produce SOP from 1984 through the beginning of 1989. Following the flood, $26.0 million was invested to repair the pond system. As part of this project the major perimeter dikes were raised to a height three feet over the historic peak flood level. The new dikes employ interior berms to increase their load bearing capability, and utilize stronger building materials which are designed to retard erosion due to wave action, a principal cause of the 1984 dike breach. The dikes are also designed such that they can be raised further without weakening the foundation. Also, following the flood, the State of Utah constructed and implemented the West Desert Pumping Project which could be utilized to lower the level of the Great Salt Lake by up to twelve inches per year thus reducing the risk of flooding. The Company believes that the subsequent dike improvements and the West Desert Pumping Project have virtually eliminated the likelihood of future pond flooding. The Company maintains both property damage and business interruption insurance policies for this risk.

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

Seasonality and Backlogs

       Sales of salt for highway deicing are quite seasonal, and vary with winter conditions in areas where that product is used. In keeping with industry practice, ice control salt is stockpiled both by the Company and its customers in sufficient quantities to meet estimated requirements for the next season. Sales of soda ash to the glass container industry are somewhat seasonal because sales of beverage containers are stronger in the summer. SOP sales are seasonal as most of the Company's sales are made between December and March in order to meet the spring fertilizer season. Due to the nature of the Company's business, there are no significant backlogs. For a further discussion of the financial effects of seasonality on the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality.

Employees

       At the end of FY 1998 the Company had approximately 2,200 full-time employees, of which approximately 800 are represented by unions. Approximately 400 of these union employees had their collective bargaining agreements renegotiated in April 1998 and agreements covering an additional approximately 200 employees will expire during the twelve months following FY 1998. The Company considers its labor relations to be good.

SIFTO

       According to industry data published in 1995, Sifto, a wholly owned subsidiary of NASC, is the fourth largest salt producer in North America. Sifto produced approximately 6.0 million tons of salt in FY 1998 compared to 5.4 million tons in FY 1997. Sifto sells salt to the full range of end-users in the highway deicing, general trade and chemical segments. Sifto's major business is sales of salt for North American highway deicing use. General trade products, sold predominantly in Canada under the Sifto brand name, include table, water conditioning, livestock feed, and deicing salt.

       Highway deicing salt is sold primarily through a public tender process. Sifto uses a computer-pricing system to determine its bid prices. General trade and chemical sales contracts are negotiated privately. Sifto distributes salt through an extensive network of warehouses and depots located within, or closely linked to, all its key sales areas.

       Sifto operates a large-scale underground rock salt mine in Goderich, Ontario and evaporator plants at Goderich, Ontario, Amherst, Nova Scotia and Unity, Saskatchewan. All distribution facilities are leased or operated on a contract basis.
Sifto is managed from the Company's headquarters located in Overland Park, Kansas.

Businesses

       Highway Deicing Segment. Sifto's North American highway deicing sales were 47% of Sifto's total revenue in FY 1998. Sifto sells approximately 60% of its highway deicing volume into the United States and 40% into Canada. Sifto's competitive strengths are its efficient mining and distribution of rock salt in large volumes at low cost, and the well-located, high-quality salt deposits in its rock salt mines. The vast majority of Sifto's deicing sales are made in Canada and the northern United States, where winter weather is generally harsher than in other parts of North America.

       General Trade Segment. In FY 1998, the general trade segment contributed 44% of Sifto's total revenue. Sifto's direct general trade business is focused in Canada, where it has established brand-name recognition.

       Chemical Segment. In FY 1998, the chemical segment contributed 9% of Sifto's total revenue. Consumption of salt by the chemical industry is largely dependent on the demand for chlor-alkali products, especially chlorine gas and caustic soda.

Production

       Sifto produces salt at four locations. Its rock salt mine is located in Goderich, Ontario and is the largest rock salt mine in North America. Sifto uses the bench mining method to extract salt. The Company believes that the Goderich mine operating cost structure is among the lowest in the North American salt industry.

     Sifto's evaporated salt plants are located in Amherst, Nova Scotia, Goderich, Ontario and Unity, Saskatchewan. The Amherst plant serves the east coast of Canada and the United States. The Goderich plant serves Ontario, Quebec and the Great Lakes states. The Unity plant serves western Canada. See "Properties."

Competition

       Sifto's competition in the highway deicing segment is principally from Morton and Cargill. Morton competes with Sifto throughout Canada, principally from its rock salt plant in Ojibway, Ontario. Akzo competes with Sifto from its mine located in Cleveland, Ohio. In general trade, Sifto competes with Windsor Salt, the Canadian operation of Morton.

Environmental Matters

       As a producer and marketer of inorganic chemical products, the Company is subject to a myriad of federal, state, provincial and local environmental, health and safety laws in the United States and Canada. These standards regulate the management and handling of raw materials and products, air and water quality, disposal of hazardous and solid wastes, and post-mining land reclamation. It is the Company's policy to comply with all applicable environmental, health and safety (EHS) standards. Through its active EHS management program, the Company is confident that it substantially satisfies these requirements. Nevertheless, there can be no assurance that unexpected or additional costs, penalties, or liabilities will not be incurred. Moreover, EHS standards applicable to the Company's operations, and the industry in general, continue to evolve. Until implementing regulations have been finalized and definitive regulatory interpretations have been adopted, it is difficult to ascertain future compliance obligations or estimate future costs.

       The Company has expended, and anticipates that it will continue to expend, substantial resources, both financial and managerial, to comply with EHS standards. Based on current information, it is the opinion of management that the ultimate liability arising from EHS matters, taking into account established accruals, should not have a material adverse effect on the Company's financial position. However, no assurance can be given that greater-than-anticipated environmental expenditures will not be required in 1998 or in the future.

Item 2.    PROPERTIES

Facilities

The table below presents certain information relating to facilities owned and leased by the Company.


Location                                  Description                                                         Status
The Company:
Searles Valley, California ..........     Soda Ash, Boron Chemicals and Sodium Sulfate
                                          processing plant totaling 11,000 acres                              Owned
                                          24,000 acres of mineral leases                                      Leased
Ogden, Utah .........................     SOP Processing Plant totaling 35,000 square feet                    Owned
                                          Salt Plant totaling 95,000 square feet                              Owned
                                          Solar Ponding Operations located on 37,000 acres                    Leased
                                          Solar Ponding Operations located on 1,500 acres                     Owned
                                          117,000 acres of mineral leases                                     Leased
Cote Blanche, Louisiana .............     Rock Salt Production Facility totaling 11,000 square feet           Owned
                                          Rock Salt Mine totaling 200 acres of leased land                    Leased
                                          Various mineral leases                                              Leased
Lyons, Kansas .......................     Salt Evaporation Plant totaling 134,000 square feet located
                                             on 997 acres                                                     Owned
Hutchinson, Kansas ..................     Salt Evaporation Plant totaling 165,000 square feet located
                                             on 326 acres                                                     Owned
Chicago, Illinois ...................     Salt Packaging Facility totaling 20,000 square feet located
                                             on 12 acres                                                      Owned
New Johnsonville, Tennessee .........     Salt Processing Facility totaling 60,000 square feet on 2.5
                                             acres                                                            Leased
San Diego, California ...............     Shipping and Storage Facility totaling 24,000 square feet
                                             on 93,000 square feet of land                                    Owned
Boron, California ...................     Transloader Facility located on 75,000 square feet of land          Leased
Rifle, Colorado .....................     Sodium Bicarbonate Processing Plant totaling
                                             30,000 square feet                                               Owned
                                             8,200 acres of mineral leases                                    Leased
Sifto:
Goderich, Ontario ...................     Salt Evaporation Plant totaling 85,000 square feet located
                                             on 97 acres                                                      Owned
                                          Rock Salt Production Facility totaling
                                          250,000  square  feet                                               Leased
                                          Rock Salt Mine  totaling 50 acres of leased land                    Leased
Amherst, Nova Scotia ................     Salt Evaporation Plant totaling 90,000 square feet located
                                             on 249 acres                                                     Owned
                                          Various mineral leases                                              Leased
Unity, Saskatchewan .................     Salt Evaporation Plant totaling 94,000 square feet located
                                             on 484 acres                                                     Owned
                                          Various mineral leases                                              Leased
Montreal, Quebec ....................     Salt Packaging Facility totaling 18,000 square feet located
                                             on 4 acres                                                       Owned


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

     Substantially all of the assets of Sifto, except trade accounts receivables and product inventories, are pledged as security for the Sifto Notes.

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

North American Terminals, Inc.

     North American Terminals, Inc. ("NATI"), a wholly owned subsidiary of the Company, operates a bulk cargo terminal at the Port of San Diego, California, from which products produced at the Company's Searles Valley facilities are exported. Its facilities consist of a transloader in Boron, California ("Boron") and a bulk loading and storage facility in San Diego. Products are shipped from the Searles Valley production facility via truck to Boron where they are transloaded onto the Santa Fe Railroad and shipped to the port in San Diego. In addition, products are shipped directly by the Southern Pacific Railroad from the Searles Valley facilities to the San Diego terminal for export. The Company formed NATI in order to reduce rail and loading costs while providing soda ash, SOP and sodium sulfate storage capacity. Prior to December 31, 1997, the San Diego port facilities were leased. On December 31, 1997 the Company purchased the facilities and satisfied its lease for $9.5 million.

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

Environmental Issues

     Air Issues. From time to time, the Company has received notices of violation from the San Bernardino County Air Quality Control District (the "Local District"), relating to the operation of equipment for which its Searles Valley facility has air permits. In July 1992, the California Air Resources Board ("CARB"), which has oversight jurisdiction over the Local District, conducted an inspection of the Searles Valley facility. CARB reported its findings to the Local District and to the U.S. Environmental Protection Agency ("EPA") and in 1994, the EPA served the Company with a Finding and Notice of Violation ("NOV") issued pursuant to the Clean Air Act. On April 26, 1997, the United States District Court for the Central District of California entered a Consent Decree settling in full the NOV. The Consent Decree required the Company to install pollution controls (selective catalytic reduction), on a gas turbine at the Company's West End facility, to pay a civil penalty of $320,000 and to spend $140,000 on a supplemental environmental project to pave certain roads to reduce dust emissions. The Company completed the requirements of the Consent Decree during FY 1998.


 Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                                       PART  II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     Not Applicable.


Item 6.    SELECTED  FINANCIAL DATA

     The following selected historical consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements of the Company as of March 28, 1998 and March 29, 1997 and for the three fiscal years ended March 28, 1998, included in the financial statement section of this Form 10-K.


                                                          FY 1994        FY 1995         FY 1996         FY 1997          FY 1998
                                                        ------------   ------------    ------------    ------------    -------------
                                                                                  (Dollars in thousands)

Statement of Operations Data:
  Net sales ........................................... $   427,588    $   435,864     $   475,474     $   508,622     $    494,153
  Cost of sales .......................................     325,690        331,949         351,040         374,137          350,146
                                                        ------------   ------------    ------------    ------------    -------------
    Gross profit ......................................     101,898        103,915         124,434         134,485          144,007
  Selling, general and administrative expenses ........      50,578         55,578          64,273          57,508           55,670
  Recapitalization expenses ...........................      68,753             --              --              --               --
  Asset impairment charge .............................          --             --           7,044              --               --
                                                        ------------   ------------    ------------    ------------    -------------
    Operating income (loss) ...........................     (17,433)        48,337          53,117          76,977           88,337
  Interest expense ....................................     (55,664)       (78,526)        (84,938)        (91,925)         (95,348)
  Foreign currency exchange gain (loss) ...............      (6,078)        (1,743)          2,039          (1,301)            (685)
  Other income ........................................       5,290          5,944           6,240           3,916            5,518
                                                        ------------   ------------    ------------    ------------    -------------
    Income (loss) before taxes and extraordinary item .     (73,885)       (25,988)        (23,542)        (12,333)          (2,178)
  Provision (benefit) for income taxes ................     (11,093)         5,308           5,200           9,100            6,639
                                                        ------------   ------------    ------------    ------------    -------------
    Income (loss) from continuing operations ..........     (62,792)       (31,296)        (28,742)        (21,433)          (8,817)
  Extraordinary items, net of taxes ...................     (71,371)            --              --              --           (2,500)
                                                        ------------   ------------    ------------    ------------    -------------
    Net income (loss) ................................. $  (134,163)   $   (31,296)    $   (28,742)    $   (21,433)    $    (11,317)
                                                        ============   ============    ============    ============    =============
Other Data:
  Operating income (loss) ............................. $   (17,433)   $    48,337     $    53,117     $    76,977     $     88,337
  Depreciation and amortization in operating income ...      49,097         53,295          56,930          54,496           57,558
  Capital additions (includes capital leases) .........      79,863         52,044          45,915          39,270           45,237

Net Sales by Product Line:
  Salt ................................................ $   199,345    $   191,917     $   224,500     $   235,899     $    216,443
  Soda products .......................................     100,160        103,247         115,978         119,800          126,341
  Boron chemicals .....................................      69,179         67,479          67,979          63,051           68,289
  Specialty potash fertilizers ........................      48,289         61,453          55,459          71,547           68,772
  Other ...............................................      10,615         11,768          11,558          18,325           14,308

Balance Sheet Data (end of period):
   Total assets ....................................... $   661,619    $   651,658     $   677,973     $   665,394     $    643,467
   Working capital (1) ................................     110,671         91,286         117,668         119,362          105,701
   Total debt .........................................     736,650        740,715         792,258         783,775          777,335
   Common stockholder's equity (deficit) ..............    (216,841)      (249,137)       (280,930)       (306,431)        (320,733)



(1) Working capital represents current assets less current liabilities excluding the current portion of long-term debt.

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

Results of Operations

     The following table sets forth, in both dollars and as percentages of net sales, selected components of the consolidated statements of operations as well as net sales by product line, for the fiscal years ended March 30, 1996, March 29, 1997 and March 28, 1998.


                                                       FY 1996                    FY 1997                    FY 1998
                                                 -----------------------    -----------------------     -----------------------
                                                                            (Dollars in thousands)

Net sales .....................................  $     475,474    100.0%    $     508,622    100.0%     $     494,153    100.0%
Cost of sales .................................        351,040     73.8           374,137     73.6            350,146     70.9
                                                 --------------  --------   --------------  --------    --------------  --------
   Gross profit ...............................        124,434     26.2           134,485     26.4            144,007     29.1
Selling, general and administrative expenses ..         64,273     13.5            57,508     11.3             55,670     11.2
Asset impairment charge .......................          7,044      1.5                --      0.0                 --      0.0
                                                 --------------  --------   --------------  --------    --------------  --------
   Operating income ...........................         53,117     11.2            76,977     15.1             88,337     17.9
Interest expense ..............................        (84,938)   (17.9)          (91,925)   (18.1)           (95,348)   (19.3)
Foreign currency exchange gain (loss) .........          2,039      0.4            (1,301)    (0.3)              (685)    (0.1)
Other income ..................................          6,240      1.3             3,916      0.8              5,518      1.1
                                                 --------------  --------   --------------  --------    --------------  --------
   Income (loss) before taxes and
   extraordinary item .........................        (23,542)    (5.0)          (12,333)    (2.5)            (2,178)    (0.4)
Provision for income taxes ....................          5,200      1.0             9,100      1.7              6,639      1.4
                                                 --------------  --------   --------------  --------    --------------  --------
  Income (loss) before extraordinary item .....        (28,742)    (6.0)          (21,433)    (4.2)            (8,817)    (1.8)
Extraordinary item ............................             --      0.0                --      0.0             (2,500)    (0.5)
                                                 --------------  --------   --------------  --------    --------------  --------
      Net income (loss) .......................  $     (28,742)    (6.0)%   $     (21,433)    (4.2)%    $     (11,317)    (2.3)%
                                                 ==============  ========   ==============  ========    ==============  ========
Net sales by product line:
   Salt .......................................  $     224,500     47.2%    $     235,899     46.4%     $     216,443     43.8%
   Soda products ..............................        115,978     24.4           119,800     23.6            126,341     25.6
   Boron chemicals ............................         67,979     14.3            63,051     12.4             68,289     13.8
   Specialty potash fertilizers ...............         55,459     11.7            71,547     14.1             68,772     13.9
   Other ......................................         11,558      2.4            18,325      3.5             14,308      2.9
                                                 --------------  --------   --------------  --------    --------------  --------
      Total ...................................  $     475,474    100.0%    $     508,622    100.0%     $     494,153    100.0%
                                                 ==============  ========   ==============  ========    ==============  ========

--------
     2Parenthetical references herein to a "Note" followed by a number refer to the notes accompanying the consolidated financial statements.

FY 1998 Compared With FY 1997

   Net sales for FY 1998 were $494.2 million compared to $508.6 million for FY 1997.

   Salt sales decreased $19.5 million for FY 1998 versus FY 1997. The highway deicing and chemicals segment sold 8% fewer tons than in the prior year period, due to a less favorable winter season in FY 98 compared to above average deicing weather conditions in the FY 97 winter season. Additionally, general trade segment sales declined by $12.0 million, compared to prior year, due to a 15% decline in volumes resulting from the introduction of the exclusive distributor program.

   Net sales from soda products (soda ash, sodium sulfate and sodium bicarbonate) increased $6.5 million, or 5% versus FY 1997. Most of the increase was due to increases of $3.3 million and $3.0 million in the sales of soda ash and sodium sulfate, respectively. The soda ash increase was due to a 6% increase in the volumes sold partially offset by lower prices. The sodium sulfate increase was due to both a 16% increase in the average sales price and a 3% increase in volumes sold. Sodium sulfate, which is used as an ingredient in detergents, among other things, experienced a price increase late in FY 1997 due to strong demand for this product. Both soda ash and sodium sulfate, which are produced at the Searles Valley facility, benefited from the greater availability of these products, resulting from higher production. The higher production reflects the first full year of production following the completion of the Long Range Process Plan. Sales of sodium bicarbonate in FY 1998 were substantially unchanged from the prior year period.

   Boron products' net sales were up $5.2 million, or 8%, in the FY 1998 period compared to FY 1997. The primary reason for the higher sales was a 7% increase in sales volumes during the FY 1998 period. The boron products which are also produced at Searles Valley benefited from the same full year of expanded production from the Long Range Process Plan.

   Specialty potash fertilizer net sales were down $2.8 million, or 4%, for FY 1998 versus FY 1997, due to a 12% decline in volumes sold. This was partially offset by a 9% increase in the average sales price. The decline in volumes was primarily due to the depletion of the remaining inventory from the Searles Valley facilities in California. Production of the specialty potash fertilizer was terminated in Searles Valley upon completion of the Long Range Process Plan.

   Other sales declined by $4.0 million in FY 1998 versus FY 1997. Other sales include magnesium chloride, crude trona and the revenues of other service subsidiaries of the Company. Approximately $1.5 million of the decline was related to sales of magnesium chloride used in deicing.

   Cost of sales as a percentage of net sales in FY 1998 was 71% compared to 74% in FY 1997. The improvement in the gross margin percentage from the prior year period is attributable to continued efficiencies being gained in the soda products and boron businesses from the implementation of cost reduction strategies and the positive impact of capital projects which have resulted in higher levels of production at lower average costs. Additionally, the gross margin percentage in the general trade salt segment increased due to the implementation of an exclusive distributor program. These factors were partially offset by higher raw material costs in the specialty potash fertilizer business resulting from last year's poor summer solar evaporation season.

   Selling, general and administrative expenses for FY 1998 were $55.7 million, or 11.3% of net sales, down from $57.5 million, also 11.3% of net sales in the previous year. The decline in selling, general and administrative expenses is primarily due to a decline in salaries and benefits costs for the year, partially offset by an increase in professional fees which occurred early in the fiscal year.

   Interest expense was $3.4 million higher in FY 1998 compared to FY 1997. The increase was due to higher interest costs for the Argus utilities debt which originated in the second quarter of FY 1997, lower capitalized interest, and $1.5 million of accreted interest on the San Diego Terminal lease obligation in FY 1998 (see Note 10).

    The exchange loss, relating to the translation of the United States dollar-denominated debt of Sifto into Canadian dollars, declined by $0.6 million in FY 1998 compared to FY 1997. No other significant exchange gains or losses were recorded during the year.

    Other income was $1.6 million higher in FY 1998 than in FY 1997 primarily due to the second quarter sale of land near the Searles Valley facility in California for a gain of $0.8 million. Other miscellaneous expenses were also lower in FY 1998.

    A provision for income taxes of $6.6 million was recorded in FY 1998 relating to Sifto's Canadian income taxes, Ontario mining taxes, and current state income taxes. Lower income in Canada in FY 1998 resulted in a lower tax provision in FY 1998 than in FY 1997. Income tax benefits associated with the U.S. FY 1998 loss have not been recognized as future realization is uncertain (see Note 5).

    The extraordinary loss is due to the early extinguishment of the San Diego Terminal lease obligation (see Note 10). On December 31, 1997, the Company paid $9.5 million to the lessor in satisfaction of its obligations under the lease agreement, resulting in a $2.5 million loss to the Company.

FY 1997 Compared with FY 1996

    Net sales for FY 1997 were $508.6 million compared to $475.5 million for FY 1996.

    Salt sales increased $11.4 million for FY 1997 versus FY 1996 because of greater volumes partially offset by unfavorable price/mix variances compared to the prior year. Total volumes were up 9% compared to the prior year because of an increase in highway deicing tons, partly offset by lower chemical and general trade volumes. The increased highway deicing tons sold were the result of record production combined with increased sales resulting from heavy snowfalls in Canada and the Upper Midwest, the Company's primary highway deicing markets. Highway deicing sales experienced slight price declines due to mix offset by favorable price/mix variances in chemical and general trade salt.

    FY 1997 soda products (soda ash, sodium sulfate and sodium bicarbonate) sales increased $3.8 million or 3% versus FY 1996. Soda ash volumes decreased 2% compared to the prior year and average sales prices per ton increased 3%. Net unfavorable soda ash volume variances were due to decreased sales volume in both domestic and non-ANSAC export markets partially offset by increased sales volume in the ANSAC market. Domestic soda ash pricing was higher than in FY 1996 while export and ANSAC pricing was slightly lower than in FY 1996 resulting in a net favorable price variance. Domestic demand in FY 1997 was impacted by a decline in caustic soda pricing, a drop of 7% in demand for container glass and a delay in the start-up of a major soda ash consumption project at Du Pont, coupled with a capacity expansion by another soda ash manufacturer. Sodium sulfate volumes were down 28% partially offset by an increase in prices and a more favorable mix. As a result of production volume constraints for sodium sulfate related to the start up of the Long Range Process Plan ("LRPP") project and reduced inventory carryover from FY 1996, the Company selectively reduced sales to its lower margin markets and improved overall pricing. Sodium bicarbonate sales increased 59% over the prior year. Increased production at the White River plant allowed the Company to increase sales volumes by 47%. Average sales prices increased 8% compared to the prior year because of increased sales to the higher margin food and chemical processing segments.

    In the aggregate, boron chemical sales were $4.9 million lower for FY 1997 compared to FY 1996. The unfavorable variance is due to net unfavorable volume variances partially offset by net favorable price variances and improved product mix. The unfavorable volume variances result from a shortfall in the production of crude borax during the start up phase of the LRPP project.

    The Company's specialty potash fertilizer sales in FY 1997 increased $16.1 million or 29% compared by FY 1996. Volumes were up 28% and average pricing was up 1% compared to FY 1996. The increased volumes were due to greater export shipments in FY 1997 compared to FY 1996.

    Other sales increased by $6.8 million in FY 1997 versus FY 1996. Other sales include magnesium chloride, crude trona and the revenues of other service subsidiaries of the Company. Approximately $4.4 million of the increase in FY 1997 versus FY 1996 was related to magnesium chloride sales.

    Cost of sales were $374.1 million or 73.6% of sales in FY 1997 compared to $351.0 million or 73.8% of sales in FY 1996. The $23.1 million increase in cost of sales was primarily due to increased sales volumes in salt and specialty potash fertilizer products. The slight decline in cost of sales as a percentage of sales was largely due to price improvements in sodium and boron products and reduced production costs as a result of increased production volumes of rock salt and soda ash partially offset by decreased production of boron chemical products and sodium sulfate.

    Selling, general and administrative expenses were $57.5 million or 11.3% of sales in FY 1997 compared to $64.3 million or 13.5% of sales in FY 1996. The decrease was due principally to lower incentive compensation, payroll, selling expenses and professional fees.

    The asset impairment charge of $7.0 million in FY 1996 was a non-cash write-down arising out of the shut down in March 1996 of the Company's Main Plant Cycle at the Searles Valley plant in California. The shut down was the result of the implementation of the strategic LRPP at the Searles Valley plant.

    Interest expense was $7.0 million higher in FY 1997 compared to FY 1996. The increase was due to higher average long-term debt balances in FY 1997 versus FY 1996, higher interest costs recorded for the Argus Utilities transaction (see
Note 7) and interest capitalized on construction in process being $3.0 million lower in FY 1997 compared to FY 1996.

    An exchange loss of $1.3 million related to the translation of United Sates dollar-denominated debt of Sifto into Canadian dollars was recorded in FY 1997 compared to a gain of $2.0 million in FY 1996.

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

Liquidity, Capital Resources and Financial Condition

Seasonality and Cash Flows

    The Company's combined accounts receivable and inventory levels have varied by as much as $60 million during a fiscal year. Generally, during the second and third fiscal quarters highway deicing salt inventories are increased in preparation for the winter season. The harvesting of the solar ponds at the Ogden facility also takes place in the third quarter adding to the inventory levels. Inventories begin to decline in the fourth fiscal quarter. Accounts receivable increase during the third and fourth fiscal quarters as highway salt sales and specialty potash fertilizer sales peak during this period. Cash requirements rapidly decline near the end of the fourth fiscal quarter and the early part of the next fiscal year first fiscal quarter as accounts receivable are converted into cash. Sales of soda products and boron chemicals are, for the most part, not as cyclical.

    Cash provided by operating activities increased $22.9 million to $61.2 million in FY 1998 compared to FY 1997, primarily because of an increase in net income before extraordinary loss. Receivables generated $11.2 million of funds in FY 1998, compared to a use of funds of $8.5 million and $17.8 million in FY 1997 and FY 1996, respectively. The increase in cash provided from receivables is due to the collection of receivables associated with the relatively high sales of salt in the fourth quarter of FY 1997 caused by a severe winter. Offsetting this cash inflow was a build-up of inventories during FY 1998 due to lower sales of salt and a more depleted level of inventory opening the year due to the high FY 1997 fourth quarter sales. Accounts payable and accrued expenses provided $11.8 million more cash in FY 1998 than in prior year due to the timing of payments.

    FY 1998 investing activities used $38.3 million of cash compared to a use of $33.3 million in FY 1997 and $47.1 million in FY 1996. The change in use of cash from investing activities is primarily due to the change in capital spending from year to year. The decline in expenditures from FY 1996 is primarily related to the Long Range Process Plan at Searles Valley, a multi-year project which was substantially completed in FY 1996.

    FY 1998 financing activities used $20.0 million of cash compared to a source of cash in FY 1997 and FY 1996 of $3.1 million and $16.2 million, respectively. During FY 1998, the capital lease obligation related to the San Diego Terminal was extinguished, resulting in a $9.5 million cash payment to the lessors (see
Note 10). Net revolver payments or borrowings fluctuate based on cash provided from operations, cash used in investing activities, principal payments on long-term debt and proceeds from the issuance of new debt. As a result, net revolver borrowings were $3.0 million in FY 1998 compared to net revolver payments of $79.0 million in FY 1997 and net revolver borrowings of $32.0 million in FY 1996. The net payments in FY 1997 were the result of a sale and leaseback transaction. In FY 1997, the Company issued $75.0 million in debt by entering into an agreement for the sale and leaseback of an electric and steam generating facility associated with the Searles Valley soda ash facilities (see Note 7). Also in FY 1997, a steam provider prepaid $23.2 million for contractual amounts due to the Company over an 18 year period. The prepayment was recorded as deferred revenue to be amortized over the remaining life of the contract. The FY 1997 proceeds from the sale and leaseback and prepayment transactions were used to pay down borrowings under the Company's revolving lines of credit.

Long-term Debt and Liquidity

    At March 28, 1998, the Company had $100 million of 8.5% Senior Notes, $250 million of 10.25% Senior Notes and $335 million of Senior Subordinated Notes (collectively, "Notes"). The Notes require that Harris or Sifto, as applicable, offer to purchase all of the outstanding Notes for 101% of their principal amount plus accrued interest ("Offer to Purchase") within 60 days following a change of control of Harris or HCG. The consummation of the Merger (see Note 1) on April 1, 1998, resulted in a change of control transaction, as defined by the Notes. Both Harris and Sifto made the Offer to Purchase on May 28, 1998, which will be outstanding until June 29, 1998, unless extended. Because the Company and IMC intend to finance any repayments of principal with long-term borrowings, the Notes are classified as long-term debt in the accompanying Consolidated Balance Sheets.

    At March 28, 1998, the Company had a $130 million revolving line of credit ("US Credit Facility") with a group of lenders for three of its U.S. subsidiaries (NACC, NAMSCO and GSL). At March 28, 1998, the aggregate principal amount outstanding under the US Credit Facility was $3 million. The US Credit Facility is guaranteed by the Company and each of the Company's other U.S. subsidiaries, and is secured by the trade accounts receivable and product inventories of NACC, NAMSCO and GSL. The US Credit Facility terminates on the earlier of February 28, 2002 or February 15, 2001 if any Discount Notes are outstanding as of such date. The US Credit Facility accrues interest, at Harris' option, at either a defined US Base Rate plus 1.50% or LIBOR plus 2.75%.
Commitment fees of 0.375% per year of the unused portion of the US Credit Facility are payable quarterly. Simultaneously with the consummation of the Merger (see Note 1), the lenders under the US Credit Facility assigned all of their rights and interest under the US Credit Facility to IMC. Prior to its assumption by IMC and amendment, the US Credit Facility and the Sifto Credit Facility required the Company to maintain certain minimum interest coverage, fixed charge and net funded debt coverage ratios. The Company modified its US Credit Facility in May 1998 to delete or change certain covenant requirements. Borrowing availability for the Company is determined based on a borrowing base calculation.

    At March 28, 1998, Sifto had a $20 million revolving line of credit ("Sifto Credit Facility") with a group of Canadian banks which would terminate on the earlier of February 28, 2002 or February 15, 2001 if any Discount Notes are outstanding on such date. At March 28, 1998, there were no outstanding borrowings under the Sifto Credit Facility. The Sifto Credit Facility is secured by the trade accounts receivable and product inventories of Sifto and accrues interest, at Sifto's option, at either a defined Canadian Base Rate plus 1.50%, or a defined Bankers Acceptance Loan Rate plus 2.75%. Commitment fees of 0.375% per year of the unused portion of the Sifto Credit Facility are payable quarterly. Sifto terminated the Sifto Credit Facility simultaneously with the consummation of the Merger (see Note 1).

    As of March 28, 1998, the Company had $72.7 million of available borrowing capacity under its revolving lines of credit and $18.1 million of cash. No significant long term debt payments are due until FY 2001. Capital expenditures for the next twelve months are estimated to be approximately $34 million. The Company's new parent, IMC (see Note 1), is currently evaluating the debt structure of Harris and is considering various options available to it. The
Company believes that cash generated from operations along with capital contributions from IMC will be adequate to meet the Company's anticipated working capital needs during the next twelve months, including any cash requirements necessary as a result of the Offer to Purchase.

Impact of Year 2000

    The Year 2000 is not expected to have a material impact on the Company's information systems. Significant applications currently in use are either Year 2000 compliant or are being modified to be Year 2000 compliant. The cost of these modifications has not been material. The Company has a plan in the remainder of 1998 and 1999 to modify and test any additional hardware and software for compatibility with the Year 2000. These additional costs are not expected to be material. The impact of the Year 2000 on the Company's customers and vendors is not known.

    In addition, the Company is starting the process of assessing the effect the Year 2000 will have on its operations. An assessment will be made and conversion plan developed to have all modifications implemented and operational by year-end 1999. The cost of this project is yet undetermined, but is not expected to be material to the Company.

Impact of Inflation

    Inflation has not had a significant impact on the Company's operations during the three fiscal years ended March 28, 1998.

Environmental Matters

    Due to the nature of the Company's business, it must continually monitor compliance with all applicable environmental laws and regulations. At March 28, 1998, the Company had recorded $3.8 million of current liabilities and $6.9 million of non-current liabilities to reflect the estimated future costs associated with environmental matters. Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Management believes that the outcome of presently known environmental contingencies will not have a material adverse effect on the operations, financial condition or liquidity of the Company.

    Amounts expensed for environmental costs were $1.9 million in FY 1998, $1.6 million in FY 1997 and $1.8 million in FY 1996.

Recently Issued Accounting Standards

    In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" was issued. This statement established standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Also in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This standard establishes standards of reporting and displaying segments of a business by requiring segments to be disclosed in accordance with management's criteria for reviewing operating performance. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued. These statements established standards of reporting and displaying information about pension plans and other benefit plans. These statements will be effective for the Company's next audited reporting period ending December 31, 1998 (see the discussion regarding the change in the Company's fiscal year end in Note 1) and require comparative prior period presentation. Adoption of these statements is not expected to significantly alter the Company's financial statement presentation.

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

    The table below reflects the seasonality of the Company's business by fiscal quarter.


                                                  Fiscal 1997                                             Fiscal 1998
                                 ------------------------------------------------  -------------------------------------------------
                                   1st          2nd          3rd          4th         1st          2nd         3rd           4th
                                   ---          ---          ---          ---         ---          ---         ---           ---
                                                                            (in thousands)
Operating Data:
   Net sales .................... $99,581     $92,337      $151,068     $165,636    $93,199      $94,907     $146,214      $159,833
   Gross profit .................  18,103      17,854        46,715       51,813     17,192       22,923       50,254        53,638
   Operating income (loss) ......   4,138       4,841        32,217       35,781      1,685        9,672       36,238        40,742
   Interest expense .............  20,533      22,293        24,485       24,614     23,660       24,109       24,456        23,123
   Net income (loss) ............ (15,092)    (17,589)        5,763        5,485    (20,245)     (13,557)       8,230        14,255
Sales by Product:
   Salt .........................  35,287      35,141        72,124       93,347     31,021       33,965       73,737        77,720
   Soda products ................  31,186      28,302        31,179       29,133     31,333       30,200       34,430        30,378
   Boron chemicals ..............  17,214      14,743        14,417       16,677     16,109       17,505       17,313        17,362
   Specialty potash fertilizers .  12,465      11,068        23,484       24,530     11,587       10,053       16,086        31,046
   Other ........................   3,429       3,083         9,864        1,949      3,149        3,184        4,648         3,327

Item 8.    FINANCIAL  STATEMENTS

Index


Description                                                                                      Page #

   Report of Coopers & Lybrand L.L.P., Independent Accountants                                    25

   Consolidated Balance Sheets as of March 29, 1997 and March 28, 1998                            26

   Consolidated Statements of Operations for the three fiscal years ended March 28, 1998          27

   Consolidated Statements of Common Stockholder's Equity (Deficit) for the three fiscal
   years ended March 28, 1998                                                                     28

   Consolidated Statements of Cash Flows for the three fiscal years ended March 28, 1998          29

   Notes to Consolidated Financial Statements                                                     31

REPORT  OF  COOPERS  &  LYBRAND  L.L.P.  INDEPENDENT  ACCOUNTANTS


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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Chemical North America, Inc. and Subsidiaries as of March 28, 1998 and March 29, 1997 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 28, 1998, in conformity with generally accepted accounting principles.






                                                   /s/  Coopers & Lybrand L.L.P.
Kansas City, Missouri                               COOPERS & LYBRAND L.L.P.
May 22, 1998

                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        as of March 29, 1997 and March 28, 1998
                                                    (in thousands)


                                                                               March 29,                  March 28,
                                                                                 1997                       1998
                                                                           -----------------           ---------------
                                          ASSETS
Current assets:
  Cash and cash equivalents .............................................      $   17,076                $   18,088
  Trade accounts receivable, less allowance for doubtful
       accounts of $1,716 at March 29, 1997 and $1,772
       at March 28, 1998 ................................................         117,726                   101,440
  Other receivables .....................................................           9,916                    14,986
  Inventories ...........................................................          86,818                    97,017
  Deferred income taxes .................................................           6,019                     4,092
  Other .................................................................           6,938                     5,367
                                                                               ------------              ------------
      Total current assets ..............................................         244,493                   240,990

Property, plant and equipment, net ......................................         388,011                   374,916
Deferred financing costs, net ...........................................          25,553                    21,125
Other ...................................................................           7,337                     6,436
                                                                               ------------              ------------
      Total assets ......................................................      $  665,394                $  643,467
                                                                               ============              ============
            LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current portion of long-term debt .....................................      $    9,403                $   10,674
  Accounts payable ......................................................          59,526                    70,069
  Accrued expenses ......................................................          25,259                    21,702
  Accrued interest ......................................................          23,250                    23,700
  Accrued salaries and wages ............................................          14,613                    16,963
  Income taxes payable ..................................................           2,483                     2,855
                                                                               ------------              ------------
      Total current liabilities .........................................         134,534                   145,963

Long-term debt, net of current portion ..................................         774,372                   766,661
Deferred income taxes ...................................................          26,417                    24,393
Other noncurrent liabilities ............................................          36,502                    27,183
Commitments and contingencies
Common stockholder's deficit:
  Common stock, at par ..................................................              --                        --
  Additional paid-in capital ............................................          99,941                    97,341
  Cumulative translation adjustment .....................................          (3,532)                   (3,700)
  Common stockholder's receivable .......................................          (3,462)                   (3,679)
  Accumulated deficit ...................................................        (399,378)                 (410,695)
                                                                               ------------              ------------
      Total common stockholder's deficit ................................        (306,431)                 (320,733)
                                                                               ------------              ------------
      Total liabilities and stockholder's deficit .......................      $  665,394                $  643,467
                                                                               ============              ============




    The accompanying notes are an integral part of the financial statements.

                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    for the three fiscal years ended March 28, 1998
                                                    (in thousands)








                                                                      FY 1996                   FY 1997                  FY 1998
                                                                  ---------------           --------------           ---------------
Net sales ....................................................    $    475,474              $   508,622              $    494,153
Cost of sales ................................................         351,040                  374,137                   350,146
                                                                  ---------------           --------------           ---------------
   Gross profit ..............................................         124,434                  134,485                   144,007

Selling, general and administrative expenses .................          64,273                   57,508                    55,670
Asset impairment charge ......................................           7,044                       --                        --
                                                                  ---------------           --------------           ---------------
   Operating income ..........................................          53,117                   76,977                    88,337

Other income (expense):
   Interest expense ..........................................         (84,938)                 (91,925)                  (95,348)
   Foreign currency transaction gain (loss) ..................           2,039                   (1,301)                     (685)
   Other, net ................................................           6,240                    3,916                     5,518
                                                                  ---------------           --------------           ---------------
   Income (loss) before taxes and extraordinary item .........         (23,542)                 (12,333)                   (2,178)

Provision for income taxes ...................................           5,200                    9,100                     6,639
                                                                  ---------------           --------------           ---------------
   Income (loss) before extraordinary item ...................         (28,742)                 (21,433)                   (8,817)

Extraordinary item - loss on early retirement of debt.........              --                       --                    (2,500)
                                                                  ---------------           --------------           ---------------
   Net income (loss) .........................................    $    (28,742)             $   (21,433)             $    (11,317)
                                                                  ===============           ==============           ===============



















    The accompanying notes are an integral part of the financial statements.

                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (DEFICIT)
                                    for the three fiscal years ended March 28, 1998
                                                    (in thousands)



                                                                                      Common
                                    Common        Additional       Cumulative      Stockholder's
                                    Stock,         Paid-in        Translation          Notes          Accumulated
                                    at Par         Capital         Adjustment       Receivable          Deficit             Total
Balance, March 25, 1995 ........ $        --     $     107,253   $       (3,395)   $       (3,792)  $      (349,203)   $   (249,137)
   Translation adjustment ......                                             52                                                  52
   Receivable from HCG .........                                                           (3,103)                           (3,103)
   Noncash capital
      distribution to HCG ......                        (1,812)                             1,812                                 0
   Harris Chemical Australia
      rights (Note 10) .........                        (2,000)                             2,000                                 0
   Net loss ....................                                                                            (28,742)        (28,742)
                                 -------------   --------------  ---------------   ---------------  ----------------   -------------
Balance, March 30, 1996 ........          --           103,441           (3,343)           (3,083)         (377,945)       (280,930)
   Translation adjustment ......                                           (189)                                               (189)
   Receivable from HCG .........                                                           (1,129)                           (1,129)
   Noncash capital
      distribution to HCG ......                          (750)                                750                                0
   Purchase of patents
      from affiliate ...........                        (2,750)                                                              (2,750)
   Net loss ....................                                                                            (21,433)        (21,433)
                                 -------------   --------------  ---------------   ---------------  ----------------   -------------
Balance, March 29, 1997 ........          --            99,941           (3,532)           (3,462)         (399,378)       (306,431)
   Translation adjustment ......                                           (168)                                               (168)
   Receivable from HCG..........                                                             (217)                             (217)
   Purchase of trademarks
     from affiliate.............                        (2,600)                                                              (2,600)
   Net loss.....................                                                                            (11,317)        (11,317)
                                 -------------   --------------  ---------------   ---------------  ----------------   -------------
Balance, March 28, 1998......... $        --     $      97,341   $       (3,700)   $       (3,679)  $      (410,695)   $   (320,733)
                                 =============   ==============  ===============   ===============  ================   =============




















    The accompanying notes are an integral part of the financial statements.

                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    for the three fiscal years ended March 28, 1998
                                                    (in thousands)



                                                                                 FY 1996          FY 1997         FY 1998
                                                                               ------------     ------------    ------------
Cash flows from operating activities:
   Loss before extraordinary item ...........................................  $   (28,742)     $   (21,433)    $   (8,817)
   Adjustments to reconcile loss to net cash flows from operating activities:
      Depreciation ..........................................................       56,187           53,242         56,877
      Finance fee amortization ..............................................        5,749            5,342          4,800
      Operating amortization ................................................          743            1,254            681
      Accreted interest .....................................................       19,362               --          1,502
      Deferred income taxes .................................................        3,778            3,768           (292)
      Unrealized foreign currency transaction loss (gain) ...................       (2,317)            (232)           747
      Loss (gain) on disposal of property, plant and equipment ..............           47              895           (529)
      Asset impairment charge ...............................................        7,044               --             --
      Other .................................................................         (959)             440           (106)
      Changes in operating assets and liabilities:
         Receivables ........................................................      (17,796)          (8,527)        11,216
         Inventories ........................................................      (15,201)          16,437        (10,200)
         Other assets .......................................................        1,067           (2,597)         1,806
         Accounts payable ...................................................        6,409           (6,775)        10,543
         Accrued expenses and other noncurrent liabilities ..................       (1,156)          (3,499)        (9,025)
                                                                               ------------     ------------    -----------
            Net cash provided by operating activities .......................       34,215           38,315         59,203
                                                                               ------------     ------------    -----------
Cash flows from investing activities:
   Capital expenditures .....................................................      (41,382)         (32,719)       (38,885)
   Capitalized interest .....................................................       (4,230)          (1,244)          (243)
   Proceeds from sales of property, plant and equipment .....................          171              679            853
   Other ....................................................................       (1,650)              --             --
                                                                               ------------     ------------    -----------
            Net cash used in investing activities ...........................      (47,091)         (33,284)       (38,275)
                                                                               ------------     ------------    -----------
Cash flows from financing activities:
   Revolver borrowings ......................................................      152,287          206,745        158,302
   Revolver payments ........................................................     (120,287)        (285,745)      (155,302)
   Principal payments on other long-term debt, including capital leases .....      (11,645)          (8,155)       (19,889)
   Issuance of long-term debt ...............................................           --           75,000             --
   Capitalized finance costs ................................................       (1,049)          (6,794)          (324)
   Proceeds from deferred revenue ...........................................           --           23,152             --
   Other ....................................................................       (3,103)          (1,129)        (2,817)
                                                                               ------------     ------------    -----------
            Net cash provided by (used in) financing activities .............       16,203            3,074        (20,030)
                                                                               ------------     ------------    -----------
Effect of exchange rate changes on cash .....................................          118             (122)           114
                                                                               ------------     ------------    -----------
            Net increase in cash ............................................        3,445            7,983          1,012
Cash and cash equivalents, beginning of period ..............................        5,648            9,093         17,076
                                                                               ------------     ------------    -----------
Cash and cash equivalents, end of period ....................................  $     9,093      $    17,076     $   18,088
                                                                               ============     ============    ===========







    The accompanying notes are an integral part of the financial statements.

                                 HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                  CONSOLIDATED   STATEMENTS   OF  CASH  FLOWS  -
                                    (Continued) for the three fiscal years ended
                                    March 28, 1998
                                                    (in thousands)



                                                                                 FY 1996          FY 1997         FY 1998
                                                                               ------------     ------------    ------------
Supplemental cash flow information:
   Interest paid including capitalized interest .............................  $    60,009      $    91,578     $   93,983
   Income taxes paid ........................................................        1,695            3,007          5,773

Supplemental disclosure of noncash activities:
   Assets acquired under capital leases .....................................  $     4,533      $     6,551     $    6,352
   Acquisition of White River Nahcolite L.L.C. ..............................        9,008               --             --
   Noncash capital distribution .............................................        1,812              750             --
   Harris Chemical Australia rights .........................................        2,000               --             --











































    The accompanying notes are an integral part of the financial statements.

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Merger:

       The consolidated financial statements include the consolidated accounts of: Harris Chemical North America, Inc. ("Harris") and its wholly owned subsidiaries, North American Chemical Company ("NACC"), NAMSCO Inc. ("NAMSCO") and its wholly owned subsidiaries North American Salt Company ("NASC") and Sifto Canada Inc. ("Sifto"), and GSL Corporation ("GSL") and its wholly owned subsidiary Great Salt Lake Minerals Corporation ("GSLMC"). Harris and its direct and indirect subsidiaries are collectively referred to as the "Company." Harris is a wholly owned subsidiary of Harris Chemical Group, Inc. ("HCG"). The common stockholder's equity of Harris consists of a single class of $.01 par value common stock with 1,000 shares authorized, issued and outstanding at March 28, 1998.

       On April 1, 1998, HCG was acquired by IMC Global Inc., a Delaware corporation ("IMC"), pursuant to an Agreement and Plan of Merger, dated as of December 11, 1997, by and among HCG, IMC and IMC Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of IMC. On April 1, IMC Merger Sub Inc. was merged with and into HCG ("the Merger") and as a result, all of the subsidiaries of HCG, including Harris, became wholly owned subsidiaries of IMC.

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

 b. Basis of Consolidation: The consolidated financial statements include the consolidated accounts of Harris and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

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

 d. Fiscal Year-End: The Company has adopted a 52-53 week fiscal year ("FY") ending on the last Saturday in March. FYs 1998 and 1997 include 52 weeks and FY 1996 includes 53 weeks. On April 1, 1998, in connection with the Merger, the Company changed its fiscal year end to December 31, 1998. A report on Form 10-K will be filed by the Company covering the transition period beginning March 29, 1998 and ending December 31, 1998.

 e. Cash and Cash Equivalents: The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash in bank deposit accounts with two commercial banks with high credit ratings in the U.S. and Canada. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

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

 i. Deferred Financing Costs: Deferred financing costs are net of accumulated amortization of $18,727,000 in FY 1997 and $23,427,000 in FY 1998. Deferred financing costs are amortized using the effective interest rate method over the term of the related debt.

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

k.  Research  and Development Expenses:   Research and development  expenditures
are expensed as incurred and were approximately $1,041,000, $1,010,000 and $1,147,000 in FYs 1996, 1997 and 1998, respectively.

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

m. Recently Issued Accounting Standards: In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. This statement established standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Also in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This standard establishes standards of reporting and displaying segments of a business by requiring segments to be disclosed in accordance with management's criteria for reviewing operating performance. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued. These statements established standards of reporting and displaying information about pension plans and other benefit plans. These statements will be effective for the Company's next audited reporting period ending December 31, 1998 (see the discussion regarding the change in the Company's fiscal year end in Note 1) and require comparative prior period presentation. Adoption of these statements is not expected to significantly alter the Company's financial statement presentation.

3.  Inventories:

     Inventories are stated at the lower of cost or market, and consist of the following (in thousands):


                                                  March 29, 1997                March 28, 1998
                                                -------------------           -------------------
Finished goods ............................     $            54,820           $            63,336
Raw materials and supplies ................                  31,998                        33,681
                                                -------------------           -------------------
                                                $            86,818           $            97,017
                                                ===================           ===================

       As of March 29, 1997 and March 28, 1998 approximately 52% and 44%, respectively, of finished goods inventories are valued at LIFO. The excess of LIFO costs over the current cost of inventories based upon the LIFO method (and after lower of cost or market adjustments) was $3,402,000 at March 29, 1997 and $3,377,000 at March 28, 1998.

4.  Property, Plant & Equipment:

       Property, plant and equipment consists of the following (in thousands):


                                                  March 29, 1997                March 28, 1998
                                                -------------------           -------------------
Land and improvements .....................     $            30,992           $            30,459
Buildings and improvements ................                  76,764                        83,712
Machinery and equipment ...................                 523,295                       550,997
Solar ponds complex .......................                  33,233                        36,776
Rolling stock and track ...................                   7,464                         8,737
Furniture and fixtures ....................                   8,724                         9,055
Construction in progress ..................                  22,472                        25,872
                                                -------------------           -------------------
                                                            702,944                       745,608
Less accumulated depreciation .............                 314,933                       370,692
                                                -------------------           -------------------
                                                $           388,011           $           374,916
                                                ===================           ===================

       In April, 1996, the Company discontinued production at a section of its facility located in Searles Valley, California. The shutdown was an element of the Company's strategic capital expenditure program to increase soda ash production and reduce boron and soda ash production costs. The amount of the loss due to the discontinued production was $7.0 million which is reflected as a charge against operating income for the year ended March 30, 1996. To the extent that assets were no longer of any use to other production facilities at the Searles Valley location, they were written off in their entirety as they represent no additional value to the Company. For those assets which can be used by other production facilities, the values were transferred to those facilities at their net book value as of March 30, 1996. In connection with Argus Utilities Financing in July 1996 (see Note 7), the Company extended the useful lives of Argus Utilities plant and equipment with a net book value of $28.2 million to 15 years to match the terms of the lease. This revision in useful lives reduced depreciation expense and the net loss by $6.5 million in FY 1997.

5.  Income Taxes:

       The income tax provisions for FYs 1996, 1997 and 1998 consist of the following (in thousands):



                                                            FY 1996                FY 1997                FY 1998
                                                          ------------           ------------           ------------
Current:
  Federal ..............................................  $       50             $      545             $        0
  State ................................................         150                    760                    711
  Foreign income .......................................         438                    645                  2,751
  Foreign mining .......................................         984                  3,050                  2,801
                                                          ------------           ------------           ------------
    Total current ......................................       1,622                  5,000                  6,263
                                                          ------------           ------------           ------------
Deferred:
  Federal ..............................................     (14,362)               (13,577)                (9,378)
  State ................................................      (3,314)                (3,133)                (2,164)
  Foreign income .......................................       2,403                  3,366                   (560)
  Foreign mining .......................................       1,032                    532                      2
  Change in valuation allowance ........................      17,819                 16,912                 12,476
                                                          ------------           ------------           ------------
    Total deferred .....................................       3,578                  4,100                    376
                                                          ------------           ------------           ------------
Total provision before extraordinary item ..............       5,200                  9,100                  6,639
Tax benefit of extraordinary item -- early
   extinguishment of debt ..............................          --                     --                   (875)

Valuation allowance ....................................          --                     --                    875
                                                          ------------           ------------           ------------
Total provision for income taxes .......................  $    5,200             $    9,100             $    6,639
                                                          ============           ============           ============

       The sources of income (loss), excluding extraordinary items, before taxes are as follows (in thousands):


                                                       FY 1996                  FY 1997                FY 1998
                                                   ---------------           -------------           ------------
United States ..................................   $      (31,877)           $    (27,821)           $   (12,776)
Foreign ........................................            8,335                  15,488                 10,598
                                                   ---------------           -------------           ------------
Income (loss) before taxes and
   extraordinary item ..........................   $      (23,542)           $    (12,333)           $    (2,178)
                                                   ===============           =============           ============


       The Company does not provide U.S. federal income taxes on undistributed earnings of foreign subsidiaries that are not currently taxable in the United States. No undistributed earnings of foreign subsidiaries were subject to U.S. income tax in FY 1996, FY 1997 or FY 1998. Total undistributed earnings on which no U.S. federal income tax has been provided were $33.5 million at March 28, 1998. If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.

     Reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

                                                      FY 1996              FY 1997             FY 1998
                                                   -------------        -------------       -------------
U.S. federal statutory tax rate .................         35.0%                35.0%               35.0%
U.S. statutory depletion ........................         22.9                 39.4               254.0
State income taxes, net of federal tax benefit ..          9.2                 12.5                43.4
Foreign income tax rate differential ............          0.3                 11.4                69.7
Foreign mining taxes ............................         (8.6)               (29.0)             (128.7)
Change in valuation allowance....................        (75.7)              (137.2)             (572.8)
Other, net ......................................         (5.2)                (5.9)               (5.4)
                                                   -------------        -------------       -------------
    Effective tax rate ..........................        (22.1)%              (73.8)%            (304.8)%
                                                   =============        =============       =============

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


                                                                  March 29, 1997                 March 28, 1998
                                                               --------------------           ---------------------
Deferred tax liabilities:
  Fixed assets and deprecation .............................   $            40,385            $             39,375
  Inventories ..............................................                   521                             481
  Other ....................................................                 7,924                           6,999
                                                               --------------------           ---------------------
                                                                            48,830                          46,855
                                                               --------------------           ---------------------
Deferred tax assets:
   Inventories .............................................                   202                             202
   Accrued reserves and liabilities ........................                 7,640                           5,127
   Interest on high yield debt .............................                19,795                          19,795
   Prepaid income ..........................................                 9,627                           8,878
   Net operating loss carryforwards ........................                72,947                          89,079
   Alternative minimum tax credit carryforwards ............                 2,720                           2,670
   Other ...................................................                 5,902                           4,555
                                                               --------------------           ---------------------
                                                                           118,833                         130,306
Less valuation allowance ...................................                90,401                         103,752
                                                               --------------------           ---------------------
                                                                            28,432                          26,554
                                                               --------------------           ---------------------
Net deferred tax liabilities ...............................                20,398                          20,301
Less net current deferred tax assets .......................                 6,019                           4,092
                                                               --------------------           ---------------------
Net long-term deferred tax liabilities .....................   $            26,417            $             24,393
                                                               ====================           =====================


       SFAS 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company carried a valuation allowance relating to the future utilization of net operating loss carryforwards and foreign currency translation losses of $90.4 million and $103.8 million as of March 29, 1997 and March 28, 1998, respectively.

       At March 28, 1998, net operating loss carryforwards for U.S. federal income tax purposes available to offset future taxable income for the Company are approximately $229.0 million. If not utilized, these carryforwards expire in the FYs 2005 through 2013. As of March 28, 1998, Sifto has fully utilized its Canadian federal and provincial net operating loss carryforwards.

       In addition, the Company has an alternative minimum tax credit carryforward at March 28, 1998 of approximately $2.3 million. These credit carryforwards may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain separate company limitations. To the extent not offset by a valuation allowance, these net operating loss and alternative minimum tax credit carryforwards have been reflected as a reduction of noncurrent deferred income tax liabilities for financial reporting purposes.

       The Company has begun assessing the impact the Merger (see Note 1) will have on the valuation allowance relating to the future utilization of net operating loss carryforwards. The ultimate utilization of these net operating loss carryforwards by the Company as a subsidiary of IMC will be impacted by the future profitability of HCG and its U.S. subsidiaries and will further be subject to annual limitations under the change in control provisions of the IRS rules and regulations.

6.  Other Income:
       Other income, net consists of the following (in thousands):


                                                                          FY 1996             FY 1997             FY 1998
                                                                       -------------        ------------       -------------
Land lease and revenue sharing - cogeneration facility .............   $      4,033         $     4,774        $      5,663
Interest income ....................................................            379                 213                 364
Equity income (loss) in Harris Chemical Europe Ltd. ................            513                (399)                (61)
Other ..............................................................          1,315                (672)               (448)
                                                                       -------------        ------------       -------------
   Other income, net ...............................................   $      6,240         $     3,916        $      5,518
                                                                       =============        ============       =============

7.  Long-term Debt:

Long-term debt consists of the following (in thousands):


                                                                              March 28, 1997                 March 28, 1998
                                                                            -------------------           --------------------
Senior debt:
   Notes payable, 8.5%, due July 15, 2000 ................................  $          100,000            $           100,000
   Notes payable, 10.25%, due July 15, 2001 ..............................             250,000                        250,000
Senior subordinated debt:
   Notes payable, 10.75%, due October 15, 2003 ...........................             335,000                        335,000
Revolving lines of credit ................................................                  --                          3,000
Argus utilities notes payable, 12.3%, due through 2011 ...................              73,517                         71,502
Other, including capital lease obligations ...............................              25,258                         17,833
                                                                            -------------------           --------------------
                                                                                       783,775                        777,335
Less current portion .....................................................              (9,403)                       (10,674)
                                                                            -------------------           --------------------
                                                                            $          774,372            $           766,661
                                                                            ===================           ====================

Contractual maturities of long-term debt are as follows (in thousands): $10,674 in FY 1999; $6,738 in FY 2000; $108,726 in FY 2001; $254,261 in FY 2002; $4,018
in FY 2003 and $392,918 thereafter.

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

       The Discount Notes and Senior Subordinated Notes are redeemable at any time on or after October 15, 1998 and prior to maturity at the option of Harris, in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus accrued interest if redeemed during the 12-month periods beginning October 15 of the years indicated:

                                                          Senior Subordinated
                                   Senior Notes                  Notes
                              ----------------------    ------------------------
1998 .........................        103.0%                     104.05%
1999 .........................        101.5%                     102.70%
2000 .........................        100.0%                     101.35%
2001 and thereafter ..........        100.0%                     100.00%
 .
     The Notes require that Harris or Sifto, as applicable, offer to purchase all of the outstanding Notes for 101% of their principal amount plus accrued interest ("Offer to Purchase") within 60 days following a change of control of Harris or

HCG. The consummation of the Merger (see Note 1) on April 1, 1998, resulted in a change of control transaction, as defined by the Indentures, pursuant to which the Notes were issued. The Offer to Purchase must be outstanding between 30 and 60 days. Both Harris and Sifto intend to make the Offer to Purchase no later than May 31, 1998. Because the Company and IMC intend to finance any repayments of principal with long-term borrowings, the Notes are classified as Long-term debt in the accompanying Consolidated Balance Sheets.

     At March 28, 1998, the Company had a $130 million revolving line of credit ("US Credit Facility") with a group of lenders for three of its U.S. subsidiaries (NACC, NAMSCO and GSL). At March 28, 1998, the Company had $3 million outstanding under the US Credit Facility. The US Credit Facility is guaranteed by the Company and each of the Company's other U.S. subsidiaries, and is secured by the trade accounts receivable and product inventories of NACC, NAMSCO and GSL. The US Credit Facility terminates on the earlier of February 28, 2002 or February 15, 2001 if any Discount Notes are outstanding as of such date. The US Credit Facility accrues interest, at Harris' option, at either a defined US Base Rate plus 1.50% or LIBOR plus 2.75%. Commitment fees of 0.375% per year of the unused portion of the US Credit Facility are payable quarterly. Simultaneously with the consummation of the Merger (see Note 1), the lenders under the US Credit Facility assigned all of their rights and interest under the US Credit Facility to IMC. The Company modified it US Credit Facility in May 1998 to delete or change certain covenant requirements.

     At March 28, 1998, Sifto had a $20 million revolving line of credit ("Sifto Credit Facility") with a group of Canadian banks which would terminate on the earlier of February 28, 2002 or February 15, 2001 if any Discount Notes are outstanding on such date. The Sifto Credit Facility is secured by the trade accounts receivable and product inventories of Sifto and accrues interest, at Sifto's option, at either a defined Canadian Base Rate plus 1.50%, or a defined Bankers Acceptance Loan Rate plus 2.75%. Commitment fees of 0.375% per year of the unused portion of the Sifto Credit Facility are payable quarterly. Sifto terminated the Sifto Credit Facility simultaneously with the consummation of the Merger (see Note 1).

     Harris has pledged the common stock of NACC, NAMSCO and GSL for the benefit of the Discount Notes and the Senior Notes. The Sifto Notes are secured by all of the assets of Sifto (other than trade accounts receivable and product inventories). Borrowing capacity under the US and Sifto credit facilities is reduced by outstanding letters of credit, which totaled $25.9 million at March 28, 1998. The Company had $72.7 million of available borrowing capacity under its revolving credit facilities at March 28, 1998. Prior to its assumption by IMC and amendment, the revolving credit facilities required the Company to maintain certain minimum interest coverage, fixed charge and net funded debt coverage ratios.

     In July 1996, NACC entered into an agreement for the sale and leaseback of an electric and steam generating facility associated with its Searles Valley soda ash facilities (the "Argus Utilities"). Under the terms of the agreement the Argus Utilities were sold to two institutional investors for $75 million, approximately $70 million in cash, net of related expenses and taxes. The initial term of the lease is 13 years with a two-to-fifteen year reduced rate renewal option. After expiration of the reduced rate renewal period there are three fair market renewal options of up to 5 years each. The Company has provided a guarantee for the performance of NACC's obligations under the lease and related agreements. In addition, during the initial term of the lease NACC is required to provide letters of credit of approximately $15 million as additional credit support. The Company has also agreed to certain covenants, including maintaining access to adequate working capital, meeting fixed charge and interest coverage ratios, and restrictions on assets dispositions and mergers. The transaction is being accounted for as a financing transaction during the initial and reduced rate rental periods. Proceeds from this transaction were used to reduce the outstanding revolving credit balance.

     In August 1995, NACC and NaTec Resources, Inc. ("NRI") executed an agreement regarding the acquisition by NACC of the remaining 50% interest in White River Nahcolite Limited Liability Co. ("White River") owned by NRI. Pursuant to that agreement, the consideration paid to NRI totaled $9,508,000 consisting of (i) $500,000 in cash paid by NACC to NRI, (ii) a $4.0 million non-interest bearing promissory note of NACC payable in installments through the third anniversary of the closing date (discounted balance $3,236,000) and (iii) a $6.0 million non-interest bearing promissory note of White River which was paid on January 12, 1996 (discounted balance $5,772,000). The remaining note is collateralized by substantially all of White River's assets and has been classified as Current portion of long-term debt in the accompanying Consolidated Balance Sheet of March 28, 1998.

8.  Employee Benefit Plans:

     The Company has a 401(k) retirement savings and investment plan covering substantially all employees. Contributions are made to this plan by participants through voluntary salary deferral and by the Company in accordance with the terms of the plan. Company contributions to the plan were approximately $6,295,000, $6,199,000 and $5,728,000 in FYs 1996, 1997 and 1998, respectively.

     NAMSCO has defined benefit pension plans that cover certain of its hourly employees. Benefits are based on years of service and levels of compensation. NAMSCO funds an amount equal to the maximum allowable deduction for tax purposes. Net periodic pension cost for FYs 1996, 1997 and 1998 was $95,000, $86,000, and $109,000, respectively. At March 28, 1998, the NAMSCO plans are fully funded and have net prepaid pension assets of $293,000. The Company distributed the assets of a GSL defined benefit pension plan to the vested participants in FY 1997.

     The Company offers a variety of health and welfare benefit plans to active employees. No Company-sponsored health and welfare benefit plans are offered to retirees.

9.  Commitments  and Contingencies:

     The Company is involved in legal and administrative proceedings and claims of various types from normal business activities. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's counsel, presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The Company also leases various equipment under capital leases with a net book value of $16,828,000 and $17,085,000 at March 29, 1997 and March 28, 1998, respectively, that are included in property, plant, and equipment in the accompanying consolidated balance sheet.

     The aggregate minimum annual rentals under lease arrangements are as follows (in thousands):

Fiscal                                             Capital         Operating
Year                                                Leases           Leases
------------------------------------------     --------------    --------------
1999 .....................................     $       6,404     $      15,324
2000 .....................................             4,159            14,582
2001 .....................................             2,474            13,870
2002 .....................................               573            13,434
2003 .....................................               109            13,036
Thereafter ...............................                --           113,820
                                               --------------    --------------
    Total ................................     $      13,719     $     184,066
                                                                 ==============
Less amounts representing interest .......             1,563
                                               --------------
Present value of net minimum lease .......     $      12,156
                                               ==============

     Rental expense, net of sublease income, for FYs 1996, 1997 and 1998 was $16,514,000, $16,603,000, and $16,998,000, respectively.

Royalties: A substantial portion of the land used in the Company's operations at the Searles Valley facility is owned by the U.S. government. The Company pays a royalty to the U.S. government of 5% on the sales value of the minerals extracted from government land. The leases generally have a term of 10 years with preferential renewal options. Total royalty expense was approximately $6,732,000, $4,675,000 and $3,274,000 in FYs 1996, 1997 and 1998, respectively.
In addition, the Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses. Total royalty expense related to these leases was approximately $2,018,000, $3,459,000 and $3,826,000 in FYs 1996, 1997 and 1998, respectively.

Purchase Commitments: NACC is committed under a contract to purchase a percentage of tons of coal based on total coal purchases per year, at agreed upon prices, for operations at its Searles Valley facility in California. The contract continues through December 1999, with an option to extend the agreement an additional five years.

Environmental Matters: At March 28, 1998, the Company has recorded accruals of $10.7 million ($3.8 million classified in accrued expenses and $6.9 million classified in other noncurrent liabilities) for future costs associated with existing environmental exposures at certain of its facilities. The Company estimates that a significant portion of these accruals will be used over the next five years. It is the opinion of management that the outcome of known environmental contingencies will not have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

10. Related Party Transactions:

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

     The Company has management services agreements with HCG and certain of its affiliates and the Company occasionally purchases and sells products at market-based prices to HCG affiliates in the ordinary course of business. The following table summarizes the revenues (expenses) with HCG affiliates in FY's 1996, 1997 and 1998 (in thousands):


                                                                 FY 1996             FY 1997            FY 1998
                                                              --------------      -------------      --------------
Harris services agreement with HCG .........................          $408               $408               $  --
NAMSCO services agreement with NUK .........................           403                378                 415
NAMSCO fee to HCGE for services to NUK .....................          (282)              (378)               (415)
NACC technical services agreement with SCL .................            --               (105)               (250)
NACC inventory sales to SCL ................................         1,852                217               1,299
GSL inventory sales to SCL .................................           911                356                  --
NACC inventory sales to HSPE ...............................            --                 66                 305
NACC inventory sales to Penrice ............................            --                118                  43
NACC inventory purchases from SCL ..........................        (2,643)            (2,963)             (2,769)
GSL inventory purchases from SCL ...........................            --               (343)                 --


     The Notes and, prior to its amendment, the US Credit Facility, permit Harris to pay to HCG an amount not to exceed $750,000 per fiscal year for the purpose of enabling HCG to pay its actual operating expenses in the ordinary course of business. The total amount paid by Harris to HCG was $750,000 in FY's 1996, 1997 and 1998. At March 29, 1997 and March 28, 1998, the Company has a balance due from HCG of approximately $3,462,000 and $3,679,000, respectively, classified as a reduction in stockholder's equity. Such amount consists of advances to HCG for the repurchase of common shares of HCG from employees who terminated their relationship with the Company and the services agreement with Harris (see above).

     The Company has net receivables from HCG affiliates totaling $458,000 and $210,000 at March 29, 1997 and March 28, 1998, respectively.

     In FY 1996, NAMSCO exchanged its 5.6% economic ownership in NUK for a 6.51% economic ownership in Harris Chemical Europe Limited ("HCEL"), a corporation organized under the laws of the United Kingdom. NAMSCO has recorded an equity investment in HCEL of $1,674,000 and $1,664,000 at March 29, 1997 and March 28, 1998, respectively.

     The Company entered into an agreement in FY 1994 to become a distributor of SCL products to the U.S. market. SCL also distributes certain boron chemical products of the Company in Europe. The Company prepaid to SCL $1,300,000 in FY 1997 for boron containing minerals used in SCL's production process. In FY 1997, NACC entered into a technical services agreement with SCL for $250,000 annually to compensate SCL for providing technical expertise and assistance to NACC in specialty boron production. Additionally, in FYs 1997 and 1998, an agreement was reached whereby NACC purchased patents and trademarks from SCL for $2,750,000 and $2,600,000, respectively. The amounts have been reflected as a reduction to paid in capital in the accompanying balance sheets and statements of common stockholder's equity. The Company had net receivables due from SCL of $91,000 and $695,000 at March 29, 1997 and March 28, 1998, respectively.

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

     In 1993, NACC entered into an agreement to sell its port facilities in San Diego to SDT Capital, Inc. ("SDT") for $5.5 million, and lease such facilities back from SDT. SDT's president is a relative of a former officer of Harris who was a shareholder in HCG. Annual rentals under the agreement were $1.7 million per year payable quarterly for the initial four-year period. Additional rents were due at $3 per ton for shipments in excess of 850,000 tons per year. The Company had the option to repurchase the facilities at the end of either the initial lease period (December 31, 1997) or any renewal option period for the greater of $7.0 million or fair market value. This transaction was accounted for as a financing with the difference between the initial stated value of $5.5 million and the minimum repurchase value of $7.0 million being accrued through the term of lease. During fiscal year 1998, the Company exercised its option to repurchase the port facilities. On December 31, 1997, the Company reached an agreement as to the fair market value of the facilities, $9.5 million, and paid that amount to SDT in satisfaction of its obligations under the lease agreement. As a result, the Company has recorded an extraordinary loss, net of income taxes, of $2.5 million in fiscal 1998 for the early extinguishment of debt.

11. Fair Value of Financial Instruments:

     The carrying amounts and estimated fair values of the Company's financial instruments at March 28, 1998 are as follows (in thousands):

                                              Carrying           Estimated
                                               Value            Fair Value
                                           ---------------    ---------------
Senior debt:
    Notes payable, 8.5% .................        $100,000           $104,250
    Notes payable, 10.25% ...............         250,000            261,875
Subordinated debt:
    Notes payable, 10.75% ...............         335,000            355,938
Revolving lines of credit ...............           3,000              3,000
Argus utilities notes payable, 12.3% ....          71,502             71,502
Other, including capital leases .........          17,833             17,833









     The following methods and assumptions were used to estimate the fair value of the financial instruments:

Senior debt and Subordinated debt: The fair value is based on the quoted market price at the close of trading on March 27, 1998.

Revolving  Lines of Credit Argus Utilities and Other,  Included  Capital Leases:
The Company believes that the interest rates, including the applicable margin percentage, is reflective of current interest rates available to the Company for obligations with similar terms and maturities. Therefore, the fair value approximates carrying value.


12.  Export Sales:

     Export sales from the United States were as follows (in millions):


                                     FY 1996         FY 1997         FY 1998
                                   ------------    ------------    ------------
Asia/Pacific Rim ..............    $      51.9     $      58.3     $      64.7
Latin America .................           21.5            25.9            26.2
Europe ........................           14.9            11.2            19.5
Canada ........................            4.5             4.2             5.3
Other .........................            6.1             7.0             4.8
                                   ------------    ------------    ------------
   Total ......................    $      98.9     $     106.6     $     120.5
                                   ============    ============    ============

13.  Valuation and Qualifying Accounts:

     Activity in the valuation and qualifying accounts for the years ended March 30, 1996, March 29, 1997 and March 28, 1998 is as follows:



                                                                Additions          Additions
                                                                 Charged            Charged
                                            Balance at              to                to                                 Balance at
                                            Beginning           Costs and            Other                                 End of
                                            of Period            Expenses          Accounts            Deductions          Period
                                             (000's)             (000's)            (000's)             (000's)            (000's)
                                          --------------      --------------    ---------------     --------------    --------------
Year ended March 30, 1996:
Allowance for doubtful accounts ......    $      1,155        $      1,381      $          65       $        265      $      2,336
Inventory obsolescence reserves ......           1,522                 985                201              1,259             1,449
Accumulated amortization:
   Deferred financing costs ..........           7,459               5,888                 81                 --            13,428
   Deferred organization costs .......             770                 553                406                 --             1,729
Year ended March 29, 1997:
Allowance for doubtful accounts ......    $      2,336        $      2,909      $          71       $      3,600      $      1,716
Inventory obsolescence reserves ......           1,449               1,804                  1                997             2,257
Accumulated amortization:
   Deferred financing costs ..........          13,428               5,336                 --                 37            18,727
   Deferred organization costs .......           1,729                 545                 --                 --             2,274

Year ended March 28, 1998:
Allowance for doubtful accounts ......    $      1,716        $        169      $        (253)      $       (140)     $      1,772
Inventory obsolescence reserves ......           2,257                 738               (110)               471             2,414
Accumulated amortization:
   Deferred financing costs ..........          18,727               4,777                 --                 77            23,427
   Deferred organization costs .......           2,274                 543                 --                 --             2,817

14.  Condensed Consolidating Financial Statements:

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

                            HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)


                                      CONDENSED CONSOLIDATING BALANCE SHEETS
                                                  March 29, 1997
                                                  (in thousands)

                                   NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                               ----------------------------------------------------------------------------------------
Cash and cash equivalents .... $      --    $      --    $  (3,980)   $   5,561   $  15,495   $       --   $  17,076
Receivables, net .............    49,298       24,502       30,630       22,754         458           --     127,642
Inventories ..................    39,403       15,389       20,663       11,983          --         (620)     86,818
Other current assets .........     9,539          185        1,979          752         502           --      12,957
Property, plant and
  equipment, net .............   216,334       42,828       65,206       63,643          --           --     388,011
Investment in Sifto ..........        --           --        2,513           --          --       (2,513)         --
Other ........................    10,006           46        1,833        2,410     413,250     (394,655)     32,890
                               ----------------------------------------------------------------------------------------
Total assets ................. $ 324,580    $  82,950    $ 118,844    $ 107,103   $ 429,705   $ (397,788)  $ 665,394
                               ========================================================================================
Total current liabilities .... $  52,129    $  14,020    $  21,936    $  20,797   $  25,599   $       53   $ 134,534
Long-term debt, net of
  current portion ............    83,234        1,440        2,878      101,820     585,000           --     774,372
Other noncurrent liabilities .    43,718       (5,629)     (32,875)     (30,001)    125,537      (37,831)     62,919
Total common stockholder's
  equity (deficit) ...........   145,499       73,119      126,905       14,487    (306,431)    (360,010)   (306,431)
                               ----------------------------------------------------------------------------------------
Total liabilities and
  common stockholder's
  equity (deficit) ........... $ 324,580    $  82,950    $ 118,844    $ 107,103   $ 429,705   $ (397,788)  $ 665,394
                               ========================================================================================


                                      CONDENSED CONSOLIDATING BALANCE SHEETS
                                                  March 28, 1998
                                                  (in thousands)

                                   NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                               ----------------------------------------------------------------------------------------
Cash and cash equivalents .... $      --    $      --    $      --    $  16,175   $   1,913   $       --   $  18,088
Receivables, net .............    48,996       14,195       34,212       16,775       2,248           --     116,426
Inventories ..................    38,709       17,676       28,706       12,007          --          (81)     97,017
Other current assets .........     8,534          245        1,815          588         204       (1,927)      9,459
Property, plant and
  equipment, net .............   195,618       45,668       66,398       67,232          --           --     374,916
Investment in Sifto ..........        --           --        2,513           --          --       (2,513)         --
Other ........................     9,289           52        1,837        1,674     466,860     (452,151)     27,561
                               ----------------------------------------------------------------------------------------
Total assets ................. $ 301,146    $  77,836    $ 135,481    $ 114,451   $ 471,225   $ (456,672)  $ 643,467
                               ========================================================================================
Total current liabilities .... $  56,348    $  14,222    $  22,974    $  27,919   $  24,642   $     (142)  $ 145,963
Long-term debt, net of
  current portion ............    72,366        1,256        6,162      101,877     585,000           --     766,661
Other noncurrent liabilities .    17,315      (20,611)     (38,631)     (34,907)    182,316      (53,906)     51,576
Total common stockholder's
  equity (deficit) ...........   155,117       82,969      144,976       19,562    (320,733)    (402,624)   (320,733)
                               ----------------------------------------------------------------------------------------
Total liabilities and
  common stockholder's
  equity (deficit) ........... $ 301,146    $  77,836    $ 135,481    $ 114,451   $ 471,225   $ (456,672)  $ 643,467
                          =============================================================================================

                            HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)


                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                     For the Fiscal Year Ended March 30, 1996
                                                  (in thousands)

                                   NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                               ----------------------------------------------------------------------------------------
Net sales .................... $  202,797   $   67,943   $  154,840   $   94,023  $      --   $  (44,129)  $  475,474
Cost of sales ................    172,192       54,574      104,268       64,208         --      (44,202)     351,040
                               ----------------------------------------------------------------------------------------
  Gross profit ...............     30,605       13,369       50,572       29,815         --           73      124,434
Selling, general and
   administrative expenses ...     25,197        5,302       18,908       11,818      3,048           --       64,273
Write down of assets .........      7,044           --           --           --         --           --        7,044
                               ----------------------------------------------------------------------------------------
   Operating income (loss) ...     (1,636)       8,067       31,664       17,997     (3,048)          73       53,117
Interest (expense) income ....        284         (218)         443      (11,696)   (73,751)          --      (84,938)
Other income (expense) .......      5,853        6,956       (6,564)       2,034     48,176      (48,176)       8,279
                               ----------------------------------------------------------------------------------------
   Income (loss) before
   provision for income
   taxes .....................      4,501       14,805       25,543        8,335    (28,623)     (48,103)     (23,542)
Provision (benefit) for
   income taxes ..............         --        2,991        4,891        4,300        119       (7,101)       5,200
                               ----------------------------------------------------------------------------------------
   Net income (loss) ......... $    4,501   $   11,814   $   20,652   $    4,035  $ (28,742)  $  (41,002)  $  (28,742)
                               ========================================================================================


                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                     For the Fiscal Year Ended March 29, 1997
                                                  (in thousands)

                                   NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                               ----------------------------------------------------------------------------------------
Net sales .................... $  197,717   $   84,490   $  159,606   $  105,080  $      --   $  (38,271)  $  508,622
Cost of sales ................    172,508       69,068      106,602       64,021         --      (38,062)     374,137
                               ----------------------------------------------------------------------------------------
  Gross profit ...............     25,209       15,422       53,004       41,059         --         (209)     134,485
Selling, general and
   administrative expenses ...     17,598        5,542       16,795       13,146      4,427           --       57,508
                               ----------------------------------------------------------------------------------------
  Operating income (loss) ....      7,611        9,880       36,209       27,913     (4,427)        (209)      76,977
Interest (expense) income ....    (11,293)        (284)         462      (11,110)   (69,700)            -     (91,925)
Other income (expense) .......      5,442        6,525       (8,037)      (1,315)    54,034      (54,034)       2,615
                               ----------------------------------------------------------------------------------------
   Income (loss) before
   provision for income
   taxes .....................      1,760       16,121       28,634       15,488    (20,093)     (54,243)     (12,333)
Provision (benefit) for
   income taxes ..............        125        5,701       10,594        7,547      1,340      (16,207)       9,100
                               ----------------------------------------------------------------------------------------
   Net income (loss) ......... $    1,635   $   10,420   $   18,040   $    7,941  $ (21,433)  $  (38,036)  $  (21,433)
                               ========================================================================================

                            HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)

                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                     For the Fiscal Year Ended March 28, 1998
                                                  (in thousands)

                                   NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                               ----------------------------------------------------------------------------------------
Net sales .................... $  202,691   $   78,824   $  146,499   $   96,334  $      --   $  (30,195)  $  494,153
Cost of sales ................    161,542       64,284       92,996       62,058         --      (30,734)     350,146
                               ----------------------------------------------------------------------------------------
Gross profit .................     41,149       14,540       53,503       34,276         --          539      144,007
Selling, general and
   administrative expenses ...     18,059        6,347       18,251       11,789      1,224           --       55,670
                               ----------------------------------------------------------------------------------------
Operating income (loss) ......     23,090        8,193       35,252       22,487     (1,224)         539       88,337
Interest (expense) ...........    (17,056)        (304)        (659)     (10,026)   (67,303)          --      (95,348)
Other income (expense) .......      6,160        6,274       (5,908)      (1,863)    57,834      (57,664)       4,833
                               ----------------------------------------------------------------------------------------
Income (loss) before
   provision for income
   taxes and extraordinary
   item ......................     12,194       14,163       28,685       10,598    (10,693)     (57,125)      (2,178)
Provision (benefit) for
   income taxes ..............         76        4,313       10,667        5,302        624      (14,343)       6,639
                               ----------------------------------------------------------------------------------------
Net income (loss) before
  extraordinary item .........     12,118        9,850       18,018        5,296    (11,317)     (42,782)      (8,817)
Extraordinary item ...........     (2,500)          --           --           --         --           --       (2,500)
                               ----------------------------------------------------------------------------------------
Net income (loss) ............ $    9,618   $    9,850   $   18,018   $    5,296  $ (11,317)  $  (42,782)  $  (11,317)
                               ========================================================================================

                            HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)


                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     For the Fiscal Year Ended March 30, 1996
                                                  (in thousands)


                                   NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                               ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities .. $   63,388   $    1,107   $  (10,998)  $    6,306   $   13,149  $  (38,737) $   34,215
                               ----------------------------------------------------------------------------------------
Cash flows from investing:
   Capital expenditures ......    (32,369)      (2,767)      (3,704)      (2,542)          --          --     (41,382)
   Capitalized interest ......     (4,230)          --           --           --           --          --      (4,230)
   Proceeds from sales .......        111           59           --            1           --          --         171
   Other .....................     (1,679)          --           29           --      (18,489)     18,489      (1,650)
                               ----------------------------------------------------------------------------------------
Net cash used in
   investing activities ......    (38,167)      (2,708)      (3,675)      (2,541)     (18,489)     18,489     (47,091)
                               ----------------------------------------------------------------------------------------
Cash flows from financing:
   Gross borrowings ..........     19,643       25,184       75,342       32,118           --          --     152,287
   Gross repayments ..........    (24,617)     (18,644)     (56,115)     (32,556)          --          --    (131,932)
   Other .....................    (20,247)      (4,939)      (4,554)          --       (4,100)     29,688      (4,152)
                               ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities ..    (25,221)       1,601       14,673         (438)      (4,100)     29,688      16,203
                               ----------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash ...........         --           --           --          118           --          --         118
                               ----------------------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents ...         --           --           --        3,445       (9,440)      9,440       3,445
Cash and cash equivalents:
   Beginning of period .......         --           --           --        5,648       11,851     (11,851)      5,648
                               ----------------------------------------------------------------------------------------
   End of period ............. $       --   $       --   $       --   $    9,093   $    2,411  $   (2,411) $    9,093
                               ========================================================================================

                               HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     For the Fiscal Year Ended March 29, 1997
                                                  (in thousands)


                                   NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                               ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities .. $   29,690   $   16,933   $   38,177   $   24,134   $  (16,246) $  (54,373) $   38,315
                               ----------------------------------------------------------------------------------------
Cash flows from investing:
   Capital expenditures ......     (9,638)      (6,574)      (9,975)      (6,532)          --          --     (32,719)
   Capitalized interest ......     (1,244)          --           --           --           --          --      (1,244)
   Proceeds from sales .......         24           --          503          152           --          --         679
   Other .....................         --           --           --           --      (53,845)     53,845          --
                               ----------------------------------------------------------------------------------------
Net cash used in
   investing activities ......    (10,858)      (6,574)      (9,472)      (6,380)     (53,845)     53,845     (33,284)
                               ----------------------------------------------------------------------------------------
Cash flows from financing:
   Gross borrowings ..........     99,986       21,995      108,502       51,262           --          --     281,745
   Gross repayments ..........    (63,493)     (29,746)    (148,530)     (52,131)          --          --    (293,900)
   Other .....................    (55,325)      (2,608)       7,343      (20,295)      83,175       2,939      15,229
                               ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities ..    (18,832)     (10,359)     (32,685)     (21,164)      83,175       2,939       3,074
                               ----------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash ...........         --           --           --         (122)          --          --        (122)
                               ----------------------------------------------------------------------------------------
Net increase (decrease) in
   cash and cash equivalents .         --           --       (3,980)      (3,532)      13,084       2,411       7,983
Cash and cash equivalents:
   Beginning of period .......         --           --           --        9,093        2,411      (2,411)      9,093
                               ----------------------------------------------------------------------------------------
   End of period ............. $       --   $       --   $   (3,980) $     5,561   $   15,495  $       --  $   17,076
                               ========================================================================================

                               HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     For the Fiscal Year Ended March 28, 1998
                                                  (in thousands)


                                   NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations Consolidated
                               ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities .. $   42,881   $   28,979   $   25,662  $    28,641   $   (9,296) $  (57,664) $   59,203
                               ----------------------------------------------------------------------------------------
Cash flows from investing:
   Capital expenditures ......     (9,897)      (7,767)      (7,823)     (13,398)          --          --     (38,885)
   Capitalized interest ......       (243)          --           --           --           --          --        (243)
   Proceeds from sales .......        846           --            5            2           --          --         853
   Other .....................         --           --           --           --      (57,496)     57,496          --
                               ----------------------------------------------------------------------------------------
Net cash used in
   investing activities ......     (9,294)      (7,767)      (7,818)     (13,396)     (57,496)     57,496     (38,275)
                               ----------------------------------------------------------------------------------------
Cash flows from financing:
   Gross borrowings ..........     74,500       11,000       61,000       11,802           --          --     158,302
   Gross repayments ..........    (90,264)     (12,982)     (59,215)     (12,730)          --          --    (175,191)
   Other .....................    (17,823)     (19,230)     (15,649)      (3,817)      53,210         168      (3,141)
                               ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities ..    (33,587)     (21,212)     (13,864)      (4,745)      53,210         168     (20,030)
                               ----------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash ...........         --           --           --          114           --          --         114
                               ----------------------------------------------------------------------------------------
Net increase (decrease) in
   cash and cash equivalents .         --           --        3,980       10,614      (13,582)         --       1,012
Cash and cash equivalents:
   Beginning of period .......         --           --       (3,980)       5,561       15,495          --      17,076
                               ----------------------------------------------------------------------------------------
   End of period ............. $       --   $       --   $       --  $    16,175   $    1,913  $       --  $   18,088
                               ========================================================================================

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND  FINANCIAL  DISCLOSURE

     Not applicable.

                                                     Part III

Item 10.      DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following table sets forth the name, age and position with Harris or Sifto of each person who is currently an executive officer or director of Harris or Sifto.

   Name                                 Age       Position
   Robert E. Fowler, Jr...............   62       Chairman and Director of Harris
   John F. Tancredi...................   55       President of Harris
   J. Bradford James..................   51       Vice President of Harris
   Marschall I. Smith.................   53       Vice President and Assistant Secretary and Director of Harris
   William J. Sichko, Jr..............   44       Director of Harris
   Rose Marie Williams................   44       Director and Secretary of Harris
   Robert F. Clark....................   56       President of IMC Salt Inc. and Director of Sifto
   Rowland Howe.......................   40       Director of Sifto
   Allan Hamilton.....................   46       Director of Sifto

   The Certificate of Incorporation and By-Laws of Harris provide for a Board of Directors of not less than three or more than fifteen directors, with the number of directors currently set at four. Directors are elected at the annual meeting of the stockholders. Each director holds office until a successor is elected and qualified, or until such director's earlier resignation or removal.

Robert E. Fowler, Jr.
     Mr. Fowler has been Chairman and director of Harris since the Merger with IMC Global Inc. ("IMC") on April 1, 1998. Additionally, Mr. Fowler has served as President and Chief Executive Officer of IMC from July 1997 to present and as President and Chief Operating Officer of IMC from March 1996 through June 1997. He served as President and Chief Executive Officer of The Vigoro Corporation ("Vigoro") from September 1994 through February 1996 and as President and Chief Operating Officer of Vigoro from July 1993 to September 1994. Mr. Fowler served as President and Chief Executive Officer of BCC Industrial Services from June 1991 to June 1993. He is a director of Anixter International Inc. Mr. Fowler previously served as a director of Vigoro from August 1993 through February 1996 and has served as an IMC Director since March 1996.

John F. Tancredi
     Mr. Tancredi has been President of Harris since the Merger with IMC on April 1, 1998 and President of IMC Chemicals Inc. and its predecessor, NACC, since April 1996. Previously, since 1989, Mr. Tancredi was Vice President- Chief Technical and Quality Officer of International Specialty Products.

J. Bradford James
     Mr. James has been a Vice President of Harris since the Merger with IMC on April 1, 1998. Additionally, Mr. James has been Senior Vice President and Chief Financial Officer of IMC since joining IMC in February 1998. Prior to joining IMC, Mr. James served as Executive Vice President of USG Corporation from 1995 through 1997 and Senior Vice President and Chief Financial Officer of USG Corporation from 1991 through 1994.

Marschall I. Smith
     Mr. Smith has been Vice President and Assistant Secretary and director of Harris since the Merger with IMC on April 1, 1998. Additionally, Mr. Smith has been Senior Vice President and General Counsel of IMC since joining IMC in 1993. Mr. Smith was Senior Vice President and General Counsel of American Medical International Inc. from 1992 until 1993.

William J. Sichko, Jr.
     Mr. Sichko has been a director of Harris since the Merger with IMC on April 1, 1998. Additionally, Mr. Sichko has been the Senior Vice President of Human Resources of Harris since 1996, and has served as an officer and/or director of various subsidiaries of Harris and HCG since 1991.

Rose Marie Williams
     Ms. Williams has been a director and Secretary of Harris since the Merger with IMC on April 1, 1998. Additionally, Ms. Williams has been Secretary of IMC since March 1996. Prior thereto, she was Secretary of Vigoro from May 1993 to March 1996.

Robert F. Clark
     Mr. Clark has been President of IMC Salt Inc. and a director of Sifto since the Merger with IMC on April 1, 1998. Previously, Mr. Clark served as President and director of GSL and GSLMC (1993-1998), and Vice President of NACC (1991-1993).

Rowland Howe
     Mr. Howe has been a director of Sifto since April 1, 1998. Since 1995 he has been the Goderich Mine Manager and prior to that from 1993 to 1995, he served as Manager of SUL's Windsford mine.

Allan Hamilton
     Mr. Hamilton has been a director of Sifto since August 1995. From 1989 to 1995, Mr. Hamilton was the Mine Manager at the Goderich Mine and since 1995 he has been Sifto's Chemical Business Manager.

   Directors serving after the Merger receive no additional compensation for serving on the Board of Directors. Directors serving during FY 1998 who were officers of the Company received no additional compensation for serving on the Board of Directors. Prior to the Merger, the Company had authorized an annual retainer to non-employee Directors of $15,000 plus $1,000 for each day on which they attend a Board meeting and/or one or more Board Committee meetings, with any director who served as a chair of such Committee meeting receiving an additional $250.

Item 11.      EXECUTIVE  COMPENSATION

     The following table sets forth the Harris related compensation earned by the Chief Executive Officer and the four next most highly compensated executive officers of the Company in FY 1998 and their Harris related compensation for FY 1997 and FY 1996.

                                          Summary Compensation Table
                                                                                            Long Term Compensation (1)
                                           Annual Compensation                            Awards             Payouts
                          ----------------------------------------------------  -------------------------------------

                                                                       Other                   Securities
                                                                      Annual      Restricted   Underlying               All Other
Name and                  Fiscal                                      Compen-       Stock       Options/       LTIP      Compen-
Principal Position         Year        Salary           Bonus         sation        Awards        SARs       Payouts   sation (3)
------------------------- ------  -------------   -------------  -------------  ------------ ------------  ---------- ------------
D. George Harris          1998     $    945,833    $        (2)   $    148,070       -            -            -       $   100,133
   Chairman               1997        1,150,000             (2)           -          -            -            -            55,707
                          1996        1,150,000             (2)           -          -            -            -           135,845

Anthony J. Petrocelli     1998          648,667             (2)           -          -            -            -            61,695
   Vice Chairman          1997          758,000             (2)           -          -            -            -            48,323
                          1996          775,000             (2)           -          -            -            -            98,206

Michael R. Boyce          1998          650,000         332,907           -          -            -            -            32,198
   Chief Operating Officer1997          550,000         441,784           -          -            -            -            22,410
                          1996          550,000         279,043           -          -            -            -            65,284

Donald G. Kilpatrick      1998          420,833         204,284           -          -            -            -            26,009
   General Counsel        1997          400,000         271,095           -          -            -            -            21,128
                          1996          370,000         157,532           -          -            -            -            14,682

Richard J. Donahue        1998          325,001         121,057           -          -            -            -            23,312
   Senior Vice President  1997          275,000         160,649           -          -            -            -            21,838
                          1996          275,000          71,470           -          -            -            -            16,152


(1) The named executive officers did not participate in any of the long term compensation plans offered by HCG.

(2) No bonus awarded based on the joint compensation agreement (see "Joint Compensation Agreement").

(3) All Other Compensation in FY 1998 consists of Company contributions to defined contribution plans on behalf of the executive officer, imputed income on excess Company-paid life insurance premiums and automobile and personal tax return allowances. The following table identifies and quantifies these amounts for the named executive officers in FY 1998:


                             401(K)                             Automobile and
                            Company           Excess Life        Tax Return
Name                      Contribution         Insurance         Allowances
----------------------   ----------------  -----------------  -----------------
D. George Harris          $   29,955        $    15,379        $    54,799
Anthony J. Petrocelli         28,443              8,668             24,584
Michael R. Boyce              13,400              6,707             12,091
Donald G. Kilpatrick          22,600              1,909              1,500
Richard J. Donahue            19,176              3,496                640

Aggregated Warrants/Exercises in FY 1998

     There were no warrants exercised in FY 1998.

Compensation Committee Interlocks and Insider Participation

     The Harris Board of Directors had a Compensation Committee consisting of six directors, two of whom were designated by the Chairman and three of whom were designated by The Prudential Insurance Company of America ("Prudential Insurance"), Chase Manhattan Capital Corporation ("Chase Capital") and First Plaza Group Trust ("First Plaza") (collectively, the "Institutional Investors"). Pursuant to the terms of the Stockholders Agreement which became effective with the completion of the Recapitalization among HCG, the Institutional Investors, certain members of management of HCG and other stockholders of HCG (the "Stockholders Agreement"), any increase in compensation of officers of the Company required approval of the Compensation Committee. During FY 1998, D. George Harris, the former chief executive officer of the Company, and Michael R. Boyce, the former president and chief operating officer of the Company, and four former directors, James T. Beale, Fred W. Broling, John D. Burns and Heinn F. Tomfohrde III served as members of the Compensation Committee until they ceased to serve as directors of Harris, effective April 1, 1998, in connection with the Merger of HCG with IMC.

Joint Compensation Agreement

     D. George Harris, Anthony J. Petrocelli and Richard J. Donahue were parties to a joint compensation agreement (the "Joint Compensation Agreement") with HCG, Harris and certain subsidiaries of Harris. The Joint Compensation Agreement contained customary employment terms and provided for a base annual salary and a bonus based on the earnings of the Company before interest, taxes and depreciation. The Joint Compensation Agreement was canceled in October 1997 and a new compensation agreement was entered into between Mr. Harris, Mr. Petrocelli and HCG, Harris and certain subsidiaries.

Sale Bonuses For Five Key Employees

     During 1997, HCG entered into arrangements with each of D. George Harris, Anthony J. Petrocelli, Michael R. Boyce, Donald G. Kilpatrick and Richard J. Donahue providing for the payment of a sale incentive bonus to such individuals upon the sale of HCG. Payments in the amount of $5,300,000, $3,710,000, $650,000, $400,000 and $650,000 were made to such persons, respectively, in April 1998 in satisfaction of such arrangements in connection with the Merger of HCG and IMC.

Severance Payments

     As a result of the Merger of HCG and IMC, Michael R. Boyce, Donald G. Kilpatrick and Richard J. Donahue ceased employment with HCG. Under the terms of the Company's severance policy, payments in the amount of $200,000 and $243,750 were made to Mr. Kilpatrick and Mr. Donahue, respectively, in April 1998. A severance payment of $975,000 was made to Mr. Boyce in April 1998.

Item 12.                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                                 AND MANAGEMENT

     Harris is a wholly owned subsidiary of HCG. In connection with the Merger, HCG became a wholly owned subsidiary of IMC. The following table sets forth the beneficial ownership of the IMC Common Stock as of June 1, 1998, by (i) each director of Harris and Sifto, (ii) each executive officer named in Item 11 hereof, and (iii) all current directors and executive officers of Harris and Sifto as a group.

                                                                       Number of
                                                                       Shares
Name and Address of                                                    Beneficially     Percent of
   Beneficial Owner                                                    Owned              Class

Robert E. Fowler, Jr........................................          648,374              --            (1)
John F. Tancredi............................................             --                --            (1)
J. Bradford James...........................................            1,000              --            (1)
Marschall I. Smith..........................................           95,540              --            (1)
William J. Sichko, Jr.......................................            1,000              --            (1)
Rose Marie Williams.........................................            4,390              --            (1)
Robert F. Clark.............................................             --                --            (1)
Rowland Howe................................................             --                --            (1)
Allan Hamilton..............................................             --                --            (1)
D. George Harris ...........................................             --                --            (1)
Anthony J. Petrocelli ......................................            3,000              --            (1)
Michael R. Boyce............................................             --                --            (1)
Richard J. Donahue..........................................             --                --            (1)
Donald G. Kilpatrick .......................................             --                --            (1)
Directors and executive officers of Harris and Sifto as a group
  (18 persons)..............................................          750,304              --            (1)


(1)  Less than 1%.

Item 13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     For descriptions of certain  continuing  transactions with affiliates,  see
Note 10.

     HCG's wholly owned subsidiaries include Harris (see Note 1), Harris Chemical Europe, Ltd. ("HCEL") and Harris Chemical Group Europe, Inc. ("HCGE"). The principal wholly owned subsidiaries of HCEL include NAMSCO (UK), Ltd. ("NUK"), with salt operations in the United Kingdom (Salt Union Ltd. or "SUL"), Matthes + Weber GmbH ("M&W"), with soda operations in Germany, Harris Soda Products (Europe) SAS ("HSPE") which is based in France and markets and sells soda products in Europe, and Societa Chimica Larderello S.p.A. ("SCL"), with boron operations in Italy. In addition, certain persons who were stockholders of HCG prior to the Merger of HCG and IMC Global Inc. ("IMC") held minority ownership interests in Penrice Soda Products Pty Ltd. ("Penrice") prior to their divestiture of such interests as of the completion of such Merger, and such persons continue to hold interests in U.S. Silica Company and Harris Specialty Chemicals, Inc. These entities are collectively referred to as HCG affiliates.

   On April 1, 1998, HCG was acquired by IMC and as a result, all of the subsidiaries of HCG, including Harris, became indirect wholly owned subsidiaries of IMC.

Services Agreement with HCG

     Upon consummation of the Recapitalization, Harris entered into a services agreement with HCG pursuant to which Harris provides to HCG office space and certain corporate tax, treasury, legal and other administrative services from time to time. As compensation for such services, Harris is entitled to receive a fee for the services provided.
There was no compensation to Harris under this agreement in FY 1998.

Management Agreement with HCG

     Pursuant to the Notes and, prior to its amendment, the US Credit Facility, Harris is allowed to pay to HCG an amount not to exceed $750,000 per fiscal year for the purpose of enabling HCG to pay its actual operating expenses in the ordinary course of business. The total amount paid by Harris to HCG in FY 1998 was $750,000.

Arrangements with Affiliates

     SCL is an Italian producer of specialty boric acid and caustic soda products, and is a subsidiary of HCEL, which is a subsidiary of HCG. During FY 1994, the Company entered into an agreement to become a distributor of SCL products in North America. SCL also distributes certain boron chemical products of the Company in Europe. In FY 1997, NACC entered into a technical services agreement with SCL for $250,000 annually to compensate SCL for providing technical expertise and assistance to NACC in specialty boron production. Additionally, in FY 1998, an agreement was reached whereby NACC purchased trademarks from SCL for $2,600,000. See "Business--Boron Chemicals."

     In FY 1996, HCG entered into a services agreement with Penrice. Certain persons who were stockholders of HCG owned an indirect minority interest in Penrice, prior to the merger of HCG and IMC. The agreement provides that Penrice will pay HCG 200,000 Australian dollars per year for management consulting and operating support services.
HCG received $145,000 in FY 1998.

     The Company markets its soda products in Europe through HSPE. Sales to HSPE in FY 1998 were $305,000.

North American Terminals, Inc. Asset Sale and Purchase

     In 1993, NACC entered into an agreement to sell its port facilities in San Diego to SDT Capital, Inc. ("SDT") for $5.5 million, and lease such facilities back from SDT. SDT's president is a relative of a former officer of Harris who was a shareholder in HCG. Annual rentals under the agreement were $1.7 million per year payable quarterly for the initial four-year period and the first and second five-year option periods. The agreement provided that annual rentals for the first and second option periods would be increased for any increases in the seven-year U.S. Treasury note rate. Additional rents were due at $3 per ton for shipments in excess of 850,000 tons per year through the end of the second option period. The agreement also provided for three additional five-year option periods and a final six-year option period with rents based on fair market value rents as agreed to by SDT and the Company. The Company had the option to repurchase the facilities at the end of either the initial lease period (December 31, 1997) or any renewal option period for the greater of $7.0 million or fair market value. During FY 1998, the Company exercised its option to repurchase the port facilities. On December 31, 1997, the Company reached an agreement as to the fair market value of the facilities, $9.5 million, and paid that amount to SDT in satisfaction of its obligations under the lease agreement.

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

The Stockholders Agreement

     Pursuant to the terms of the Stockholders Agreement, each party thereto agreed to vote all of the shares of HCG Common Stock owned by such party (i) for the maintaining of the number of directors of HCG at eleven and (ii) for the election of a slate of directors so that at all times five directors would be designated by D. George Harris, three directors would be designated by Anthony
J. Petrocelli and two directors would be designated by the Institutional Investors.

     The Stockholders Agreement contained certain rights and obligations of HCG and the stockholders thereof with respect to HCG Common Stock, such as preemptive rights of the stockholders with respect to certain issuances of HCG capital stock, rights of first offer of HCG and the stockholders with respect to certain sales of HCG Common Stock by any stockholder, rights of certain stockholders to sell HCG Common Stock to HCG at certain times or upon the occurrence of certain events, rights of HCG to purchase HCG Common Stock from certain HCG stockholders at certain times or upon the occurrence of certain events and rights of the stockholders to cause the sale of HCG Common Stock held by other stockholders, or participate in the sale of HCG Common Stock held by other stockholders, upon the occurrence of certain events. The Stockholders Agreement also contained certain covenants which prohibited HCG from taking certain actions, such as amending HCG's Certificate of Incorporation, entering into certain transactions with affiliates of HCG, disposing of significant assets, incurring indebtedness above specified levels and entering into transactions which would cause a change of control of HCG, or require HCG to take certain actions, unless the consent of the holders of specified percentages of the HCG Common Stock was obtained. Such rights and obligations were subject to various restrictions, limitations and exceptions set forth in the Stockholders Agreement.

   In connection with the Merger of HCG and IMC, the Stockholders Agreement was amended to clarify that the rights of certain Stockholders to sell HCG Common Stock to HCG at certain times or upon the occurrence of certain events would not be triggered in the event of a merger involving HCG. Upon the completion of the Merger of HCG and IMC, the Stockholders Agreement terminated.

The Registration Rights Agreement

   Certain of the parties to the Stockholders Agreement were also parties to a Registration Rights Agreement (the "Registration Rights Agreement") which provided that upon the earlier of an initial public offering of HCG Common Stock and the fourth anniversary of the Recapitalization, the Institutional Investors holding 10% of the HCG Common Stock would have the right, for five years thereafter, to demand that HCG register at least 10% of the HCG Common Stock held by them under the Securities Act of 1933, as amended. The Institutional Investors were entitled to exercise such right six times (no more than three times for long form registrations and the remainder for short form registrations) in which HCG would have been obligated to pay all registration expenses. The Institutional Investors also had rights to an unlimited number of "piggyback" registrations. All of such registration rights were subject to various restrictions, limitations and exceptions set forth in the Registration Rights Agreement. The Registration Rights Agreement was terminated upon the Merger of HCG and IMC.

Item 14.          EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
                  REPORTS  ON  FORM  8-K

(a)  Set forth below is a list of documents filed as part of this report.

1.   Financial Statements included in Item 8.

   Description                                                                                   Page No.

     Report of Coopers & Lybrand L.L.P., Independent Accountants                                   25

     Consolidated Balance Sheets as of March 29, 1997 and March 28, 1998                           26

     Consolidated Statements of Operations for the three fiscal years ended March 28, 1998         27

     Consolidated Statements of Common Stockholder's Equity (Deficit) for the three fiscal
     years ended March 28, 1998                                                                    28

     Consolidated Statements of Cash Flows for the three fiscal years ended March 28, 1998         29

     Notes to Consolidated Financial Statements                                                    31


2.   The following exhibits are required by Item 601 of Regulation S-K.

Exhibit No.   Description of Exhibit
    2.1       Consolidation Agreement among Harris Chemical Group, Inc. ("HCG"), Harris, NAMSCO Inc.
              ("NAMSCO"), NAMSCO Acquisition Corp., GSL Corporation ("GSL"), GSL Acquisition Corp., North
              American Chemical Company ("NACC"), and NACC Acquisition Corp., dated as of August 5, 1993.
              (1)
    2.2       Agreement of Merger dated as of August 5, 1993 among HCG, NACC Acquisition Corp. and NACC.
              (1)
    2.3       Agreement of Merger dated as of August 5, 1993 among HCG, NAMSCO Acquisition Corp. and
              NAMSCO. (1)
    2.4       Agreement of Merger dated as of August 5, 1993 among HCG, GSL Acquisition Corp. and GSL. (1)
    2.5       Certificate of Ownership and Merger, merging GSL Holdings, Inc. into GSL Corporation. (4)
    2.6       Agreement and Plan of Merger, dated as of December 11, 1997, by and among HCG, IMC Global Inc.
              and IMC Merger Sub Inc. (10)
    3.1       Certificate of Incorporation of Harris together with amendments thereto. (1)
    3.2       By-Laws of Harris as amended June 28, 1996. (6)
    4.1       Senior Secured Indenture dated as of October 15, 1993 by and between Harris, the Subsidiary
              Guarantors named therein and the Bank of New York. as trustee. (2)
    4.2       Senior Subordinated Indenture dated as of October 15, 1993 by and between Harris, the Subsidiary
              Guarantors named therein and the IBJ Schroder Bank & Trust Company. as trustee. (2)
    4.3       Senior Secured Indenture dated as of October 15, 1993 by and between Sifto, Harris, the Subsidiary
              Guarantors named therein and Chemical Bank, as trustee. (2)
    4.4       Deed of Trust and Mortgage dated as of October 15, 1993 between Sifto and TD Trust Company, as trustee. (2)
    4.5       Certificate of Incorporation of Sifto together with amendments thereto. (1)
    4.6       Restated Certificate of Incorporation of NAMSCO. (1)
    4.7       Restated Certificate of Incorporation of North American Salt Company ("NASC") together with amendments thereto. (1)
    4.7.1     Certificate of Amendment to Restated Certificate of Incorporation of NASC.
    4.8       Restated Certificate of Incorporation of NACC. (1)
    4.8.1     Certificate of Amendment to Restated Certificate of Incorporation of NACC.








Exhibit No.   Description of Exhibit
    4.9       Restated Certificate of Incorporation of GSL. (1)
    4.10      Restated Certificate of Incorporation of Great Salt Lake Minerals Corporation ("GSLMC") together with amendments thereto. (1)
    4.10.1    Certificate of Amendment to Restated Certificate of Incorporation of GSLMC.
    4.11      Certificate of Incorporation of Carey Salt Company ("Carey") together with amendments thereto. (1)
    4.12      Certificate of Incorporation of The Hutchinson & Northern Railway Company ("H&N") together with amendments thereto. (1)
    4.13      Articles of Incorporation of North American Terminals, Inc. ("NATI") together with amendments thereto.(1)
    4.14      By-Laws of Sifto. (1)
    4.15      By-Laws of NAMSCO. (1)
    4.16      By-Laws of NASC (formerly American Salt Company). (1)
    4.17      By-Laws of NACC. (1)
    4.18      By-Laws of GSL. (1)
    4.19      By-Laws of GSLMC. (1)
    4.20      By-Laws of Carey (formerly Carey Louisiana Inc.). (1)
    4.21      By-Laws of H&N. (1)
    4.22      By-Laws of NATI. (1)
   10.1       Recapitalization Agreement dated as of October 18, 1993, between Harris, HCG Recapitalization Corp.
              and the other persons named therein. (2)
   10.2       Recapitalization Merger Agreement dated as of October 18, 1993, between HCG and the HCG
              Recapitalization Corp. (2)
   10.3       Services Agreement dated as of October 28, 1993 between Harris and HCG. (2)
   10.4       Tax Sharing Agreement dated as of September 24, 1993 among HCG, Harris and other signatories thereto. (2)
   10.5       Harris Chemical Group Incentive Compensation Plan.
   10.6       Lease dated June 17, 1985 between Minister of Natural Resources for the Province of Ontario and
              Domtar Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.7       Lease dated June 17, 1985 between Minister of Natural Resources for the Province of Ontario and
              Domtar Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.8       Lease dated April 16, 1986 between Minister of Northern Development and Mines for the Province of
              Ontario and Domtar Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.9       Sodium Chloride Agreement dated December 1, 1988 between Minister of Energy and Mines for the
              Province of Saskatchewan and Domtar Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.10      Lease dated July 2, 1983 between Minister of Mines and Energy for the Province of Nova Scotia and
              Domtar Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.11      Lease dated July 2, 1983 between Minister of Mines and Energy for the Province of Nova Scotia and
              Domtar Inc. (predecessor in interest to Sifto) together with amendments thereto. (1)
   10.12      Salt and Surface Lease dated June 21, 1961 between John Taylor Caffery, et al., and Carey with amendments thereto. (1)
   10.13      Distribution Agreement dated December 18, 1988 between Cargill, Incorporated and Domtar Industries
              Inc., Sifto Salt Division (predecessor in interest to Sifto). (1)
   10.14      Master Purchase and Lease Agreement between NACC and KENETECH Energy Systems, Inc. dated
              October 29, 1993, Equipment Schedule No.1 dated November 4, 1993 and Equipment Schedule No. 2 dated February 28, 1994. (4)
   10.15      Acquisition Agreement between NACC and NaTec Resources, Inc. dated April 5, 1995. (5)
   10.16      Amendment No. 1 to Acquisition Agreement between NACC and NaTec Resources, Inc. dated July 31,
              1995. (7)
   10.17      Form of Participation Agreements dated as of July 15, 1996 among NACC, Harris, Owner Participant and U.S. Trust Company of California, N.A., as Owner Trustee. (8)
   10.18      Form of Annex A to Participation Agreement. (8)
   10.19      Form of Facility Lease dated as of July 15, 1996 between U.S. Trust Company of California, N.A., as
              Owner Trustee as Lessor, and NACC, as Lessee. (8)
   10.20      Form of Guaranty Agreement dated as of July 15, 1996 by Harris for the benefit of Owner Participants and U.S. Trust Company of California, N.A., as Owner Trustee. (8)






Exhibit No.   Description of Exhibit
   10.21      US $130,000,000 Credit and Guarantee Agreement dated as of October 15, 1993, as amended and restated as of February 27, 1997. (9)
   10.21.1    Assignment and Acceptance of US $130,000,000 Credit and Guarantee Agreement dated as of April 1,
              1998.
   10.21.2    Amendment No. 1 and Consent to US $130,000,000 Credit and Guarantee Agreement, dated May 22,
              1998.
   10.22      Compensation agreement dated October 31, 1997 between D. George Harris, Anthony J. Petrocelli and
              HCG.
   10.23      Change of control arrangement dated April 25, 1997 between Richard J. Donahue and HCG.
   10.24      Sale incentive bonus arrangement dated November 11, 1997 between Richard J. Donahue and HCG.
   10.25      Sale incentive bonus arrangement dated November 11, 1997 between Michael R. Boyce and HCG.
   10.26      Sale incentive bonus arrangement dated November 11, 1997 between Donald G. Kilpatrick and HCG.
   10.27      Severance and resignation arrangement dated March 30, 1998 between Michael R. Boyce and HCG.
   21         Subsidiaries of Harris.
-----------------------------------------------------------------------------------------------------------------------


   (1)        Incorporated by reference from the registration statement on Form S-1, as amended (Registration No.
              33-67546) filed by Harris and Sifto.

   (2) Incorporated by reference from the quarterly report on Form 10-Q for the second quarter ended September 23, 1993 filed by Harris.

   (3)        Not used.

   (4)        Incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 26,
              1994.

   (5)        Incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 25,
              1995.

   (6)        Incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 29,
              1997 filed by Harris.

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

   (10)       Incorporated by reference from the current report on Form 8-K dated April 1, 1998 filed by Harris.

(b) A report on Form 8-K dated April 1, 1998 was filed reporting on HCG's Merger with IMC.

     A report on Form 8-K dated May 28, 1998 was filed reporting on Harris' and Sifto's Offer to Purchase the outstanding senior notes.

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

                                             Harris Chemical North America, Inc.
                                             (Registrant)



      June 26, 1998                                /s/ Robert E. Fowler, Jr.
                                             -----------------------------------
                                                     Robert E. Fowler, Jr.
                                                     Chairman and Director
                                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     June 26, 1998  /s/ Robert E. Fowler, Jr.          June 26, 1998  /s/ J. Bradford James
                    ------------------------------                    ------------------------------
                        Robert E. Fowler, Jr.                             J. Bradford James
                        Chairman and Director                               Vice President
                                                                      (Principal Financial and Accounting Officer)


     June 26, 1998  /s/ Marschall I. Smith             June 26, 1998  /s/ William J. Sichko, Jr..
                    ------------------------------                    ------------------------------
                        Marschall I. Smith                                William J. Sichko, Jr.
                        Vice President and                                      Director
                    Assistant Secretary and Director


     June 26, 1998  /s/ Rose Marie Williams
                    ------------------------------
                        Rose Marie Williams
                       Secretary and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report covering FY 1998 or proxy materials have been sent to security-holders.