Form 10-Q
period 1998-06-30
HARRIS CHEMICAL NORTH AMERICA INC
filed 1998-08-17
CIK 910711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's common stock at August 14, 1998 was 1,000 shares. All of such shares are owned by IMC Inorganic Chemicals Inc.


                       HARRIS CHEMICAL NORTH AMERICA, INC.

                  FORM 10-Q For the Quarter ended June 30, 1998

                                      Index

                                                                                                 Page #

Part I            Financial Information
Item 1.           Financial Statements........................................................       3


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................      13

Part II           Other Information

Item 1.           Legal Proceedings...........................................................      16

Item 6.           Exhibits and Reports on Form 8-K............................................      16

Signature Page................................................................................      16




PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                    (Unaudited)

                                                                        June 28,           March 28,          June 30,
                                                                          1997                1998             1998
                                                                  ------------------- ---------------- ------------------
                                          ASSETS
Current assets:
  Cash and cash equivalents ....................................  $            9,736  $        18,088  $          20,236
  Trade accounts receivable, less allowance for doubtful
    accounts of $2,439 at June 28, 1997, $1,772 at
    March 28, 1998 and $2,269 at June 30, 1998..................              75,402          101,440             75,760
  Other receivables ............................................               6,557           14,986             12,405
  Inventories ..................................................             104,624           97,017            122,052
  Deferred income taxes ........................................               6,019            4,092              4,092
  Other ........................................................               4,146            5,367              4,130
                                                                            ---------        ---------          ---------

       Total current assets ....................................             206,484          240,990            238,675
Property, plant and equipment, net .............................             381,164          374,916            365,957
Deferred financing costs, net ..................................              24,380           21,125             20,002
Other ..........................................................               7,088            6,436              6,227
                                                                            ---------        ---------          ---------
      Total assets .............................................  $          619,116  $       643,467  $         630,861
                                                                            =========        =========          =========

     LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current portion of long-term debt ............................  $           15,415  $        10,674  $          10,243
  Accounts payable .............................................              45,643           70,069             57,633
  Accrued expenses .............................................              19,768           21,702             17,380
  Accrued interest .............................................              22,971           23,700             23,497
  Accrued salaries and wages ...................................              11,590           16,963             11,411
  Income taxes payable .........................................               2,127            2,855                -
                                                                            ---------      -----------          ---------

     Total current liabilities .................................             117,514          145,963            120,164
Long-term debt, net of current portion .........................             768,264          766,661            759,548
Due to IMC .....................................................                 -                -               55,318
Deferred income taxes ..........................................              25,674           24,393             23,860
Other noncurrent liabilities ...................................              34,825           27,183             25,833
Common stockholder's deficit:
  Common stock, at par .........................................                 -                -                  -
  Additional paid-in capital ...................................              99,941           97,341            115,775
  Accumulated comprehensive income .............................              (3,523)          (3,700)            (4,333)
  Common stockholder's receivable ..............................              (3,956)          (3,679)           (37,802)
  Accumulated deficit ..........................................            (419,623)        (410,695)          (427,502)
                                                                            ---------        ---------          ---------
      Total common stockholder's deficit .......................            (327,161)        (320,733)          (353,862)
                                                                            ---------        ---------          ---------
      Total liabilities and stockholder's deficit ..............  $          619,116  $       643,467  $         630,861
                                                                            =========        =========          =========


    The accompanying notes are an integral part of the financial statements.

                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (in thousands)
                                                    (Unaudited)


                                                                     Quarter ended
                                                               June 28,         June 30,
                                                                 1997            1998
                                                           --------------   -------------


Net sales.............................................     $      93,199     $    93,368
Cost of sales.........................................            76,007          75,080
                                                                 --------        --------

Gross profit..........................................            17,192          18,288

Selling, general and administrative expenses..                    15,507          10,305
                                                                 --------        --------

Operating income......................................             1,685           7,983

Other income (expense):
  Interest expense....................................           (23,660)        (24,285)
  Foreign currency transaction gain (loss)............               281            (997)
  Other, net .........................................             1,508           1,910
                                                                 --------        --------


Loss before taxes ....................................           (20,186)        (15,389)

Provision for income taxes ...........................                59           1,418
                                                                 --------        --------

Net loss .............................................     $     (20,245)   $    (16,807)
                                                                 ========        ========



















    The accompanying notes are an integral part of the financial statements.

                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                    (Unaudited)

                                                                                             Quarter ended
                                                                                       June 28,         June 30,
                                                                                         1997             1998
                                                                                      ------------     ------------
Cash flows from operating activities:
  Net loss ........................................................................   $   (20,245)     $   (16,807)
  Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation .................................................................        13,666           14,453
     Finance fee amortization .....................................................         1,203            1,302
     Operating amortization .......................................................           168              151
     Accreted interest ............................................................           500              -
     Deferred income taxes ........................................................        (2,433)            (533)
     Unrealized foreign currency transaction loss (gain) ..........................          (177)           1,660
     Loss (gain) on disposal of property, plant and equipment .....................           (37)               7
     Changes in operating assets and liabilities:
        Receivables ...............................................................        45,683           28,259
        Inventories ...............................................................       (17,806)         (25,034)
        Other assets ..............................................................         2,872            1,089
        Accounts payable ..........................................................       (13,883)         (12,436)
        Accrued expenses and other noncurrent liabilities .........................        (9,110)         (14,322)
            Net cash provided by (used in) operating activities ...................           401          (22,211)
                                                                                         ---------        ---------
Cash flows from investing activities:
  Capital expenditures ............................................................        (5,313)          (7,281)
  Capitalized interest ............................................................           (60)             (33)
  Proceeds from sales of property, plant and equipment ............................             6              -
            Net cash used in investing activities .................................        (5,367)          (7,314)
Cash flows from financing activities:
  Revolver borrowings .............................................................           -             59,601
  Revolver payments ...............................................................           -             (7,284)
  Principal payments on other long-term debt, including capital leases ............        (1,909)          (4,909)
  Capitalized finance costs .......................................................            (3)             -
  Capital contributions from IMC ..................................................           -             18,434
  IMC merger costs paid on behalf of common stockholder ...........................           -            (35,419)
  Other ...........................................................................          (494)           1,296
            Net cash provided by (used in) financing activities ...................        (2,406)          31,719
                                                                                         ---------        ---------
  Effect of exchange rate changes on cash and cash equivalents ....................            32              (46)
                                                                                         ---------        ---------

             Net increase (decrease) in cash and cash equivalents  ................        (7,340)           2,148
Cash and cash equivalents, beginning of period ....................................        17,076           18,088
                                                                                         ---------        ---------
Cash and cash equivalents, end of period ..........................................   $     9,736      $    20,236
                                                                                         =========        =========
Supplemental disclosure of noncash activities:
  Assets acquired under capital leases ............................................   $     1,522      $       804
                                                                                         =========        =========



    The accompanying notes are an integral part of the financial statements.

              HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation:

    The accompanying financial statements have not been audited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ("FY") ended March 28, 1998 included in the Company's FY 1998 Form 10-K filed with the Securities and Exchange Commission on June 26, 1998. The balance sheet as of June 28, 1997 is presented to assist in understanding the impact of seasonal fluctuations on the financial condition of the Company.

    The accompanying financial statements reflect the historical basis of Harris in the assets and liabilities. Also, in connection with the Merger (see Note 2), Harris changed its fiscal year end to December 31 and changed the related quarter ends to the last day of the respective months.

2.      Organization and Merger:

     The consolidated financial statements include the consolidated accounts of Harris Chemical North America, Inc. ("Harris" or "HCNA") and its wholly-owned subsidiaries, consisting principally of IMC Chemicals Inc. (formerly North American Chemical Company, "NACC"), NAMSCO Inc., ("NAMSCO") and its wholly-owned subsidiaries IMC Salt Inc. (formerly North American Salt Company, "NASC") and Sifto Canada Inc. ("Sifto"), and GSL Corporation ("GSL") and its wholly-owned subsidiary IMC Kalium Ogden Corp. (formerly Great Salt Lake Minerals
Corporation, "GSLMC"). Harris and its direct and indirect subsidiaries are collectively referred to as the "Company." Harris is a wholly-owned subsidiary of IMC Inorganic Chemicals Inc. (formerly Harris Chemical Group, Inc., "HCG").

    On April 1, 1998, HCG was acquired by IMC Global Inc., a Delaware corporation ("IMC"), pursuant to an Agreement and Plan of Merger, dated as of December 11, 1997, by and among HCG, IMC and IMC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of IMC. On April 1, IMC Merger Sub Inc. was merged with and into HCG ("the Merger") and as a result, all of the subsidiaries of HCG, including Harris, became indirect wholly-owned subsidiaries of IMC.

    The Company is a producer and marketer of inorganic chemical and extractive mineral products with manufacturing sites in North America. Its principal products are salt, sodium-based chemicals including soda ash and sodium bicarbonate, sulfate of potash, and boron chemicals. Together, these businesses serve a variety of markets, including agriculture, food processing, the chemical process industry, glass manufacturing and highway de-icing.

3.      Details of Inventories and Property, Plant and Equipment:

Inventories are stated at the lower-of-cost-or-market, and consist of the following (in thousands):

                                              June 28,            March 28,           June 30,
                                                1997                1998                1998
                                          ---------------    -----------------   ---------------
Finished goods .........................  $        74,666    $          63,336   $        91,895
Raw materials and supplies .............           29,958               33,681            30,157
                                                ---------            ---------        ----------
     Total inventories .................  $       104,624    $          97,017   $       122,052
                                                =========            =========        ==========


Property, Plant and Equipment (in thousands):

                                               June 28,            March 28,           June 30,
                                                 1997                 1998               1998
                                          ---------------    -----------------    ---------------
At cost................................   $       709,672    $         745,608    $      748,552
Less accumulated depreciation
and amortization ......................           328,508              370,692           382,595
                                                ---------           ----------         ---------
  Net property, plant and equipment ...   $       381,164    $         374,916    $      365,957
                                                =========           ==========         =========

4.      Income Taxes:

    In connection with the Merger (see Note 2), effective April 1, 1998, Harris and HCG are included in the consolidated income tax return filed by IMC. The income tax provision in the accompanying financial statements of Harris has been calculated on a Harris stand-alone basis and primarily reflects Harris' state income taxes, Sifto's Canadian income tax and Ontario mining tax.

5.      Long-Term Debt:

    The Company has a $130 million revolving line of credit ("US Credit Facility"). Simultaneously with the consummation of the Merger (see Note 2), the former lenders under the US Credit Facility assigned all of their rights and interest under the US Credit Facility to IMC. At June 30, 1998, the amount due to IMC under the US Credit Facility is $55.3 million.

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

     The Notes require that Harris or Sifto, as applicable, offer to purchase all of the outstanding Notes for 101% of their principal amount plus accrued interest ( "Offer to Purchase") within 60 days following a change of control of Harris or HCG. The consummation of the Merger (see Note 2) on April 1, 1998, resulted in a change of control transaction, as defined by the Indentures, pursuant to which the Notes were issued. Each of Harris and Sifto issued an Offer to Purchase that expired on June 29, 1998 and approximately $3.2 million of the Notes were repurchased.

6.       Comprehensive Income:

     Beginning in the June 1998 quarter, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, ("FASB 130"). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FASB 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which are reported separately in shareholders' equity, to also be reported as a component of other comprehensive income. During the quarters ending June 30, 1998 and June 28, 1997, total comprehensive income (loss) amounted to ($17,440) and ($20,236), respectively.

7.       Condensed Consolidating Financial Statements:

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

                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                                     (Unaudited)


                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                   June 28, 1997
                                                   (in thousands)


                                        NACC        GSL        NAMSCO        Sifto        HCNA      Eliminations  Consolidated
                                     -------------------------------------------------------------------------------------------
Cash and cash equivalents .........  $     -     $     -      $     -      $     -     $    9,736    $      -      $     9,736
Receivables, net ..................     45,752       9,792       16,741        9,361          313           -           81,959
Inventories .......................     39,507      18,475       34,352       14,194          -          (1,904)       104,624
Other current assets ..............      6,820         157       (2,772)       5,604          356           -           10,165
Property, plant and
  equipment, net ..................    210,534      43,105       63,938       63,587          -             -          381,164
Investment in Sifto ...............        -           -          2,513          -            -          (2,513)           -
Other .............................      9,808          46        1,765        2,233      408,638      (391,022)        31,468
                                     -------------------------------------------------------------------------------------------
Total assets ......................  $ 312,421   $  71,575    $ 116,537    $  94,979   $  419,043    $ (395,439)   $   619,116
                                     ===========================================================================================
Total current liabilities .........  $  56,051   $   7,529    $  16,730    $  16,053   $   21,151    $      -      $   117,514
Long-term debt, net of
  current portion .................     77,130       1,329        2,698      102,107      585,000           -          768,264
Other noncurrent liabilities ......     33,273     (12,782)     (28,417)     (34,341)     140,053       (37,287)        60,499
Total common stockholder's
  equity (deficit) ................    145,967      75,499      125,526       11,160     (327,161)     (358,152)      (327,161)
                                     -------------------------------------------------------------------------------------------
Total liabilities and
  common stockholder's
  equity (deficit) ................  $ 312,421   $  71,575    $ 116,537    $  94,979   $  419,043    $ (395,439)   $   619,116
                                     ===========================================================================================


                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                   June 30, 1998
                                                   (in thousands)

                                       NACC         GSL        NAMSCO       Sifto        HCNA     Eliminations   Consolidated
                                     -------------------------------------------------------------------------------------------
Cash and cash equivalents .........  $     -     $     -      $     -      $    -      $   20,236    $      -      $    20,236
Receivables, net ..................     50,780      10,576       19,086       7,406           217           100         88,165
Inventories .......................     41,525      20,133       44,774      16,290           -            (670)       122,052
Other current assets ..............      6,983          96       (2,750)      5,566           254        (1,927)         8,222
Property, plant and
  equipment, net ..................    191,056      45,272       65,591      64,038           -             -          365,957
Investment in Sifto ...............        -           -          2,513         -             -          (2,513)           -
Other .............................      9,333         -          1,835       1,336       458,879      (445,154)        26,229
                                     -------------------------------------------------------------------------------------------
Total assets ......................  $ 299,677   $  76,077    $ 131,049    $ 94,636    $  479,586    $ (450,164)   $   630,861
                                     ===========================================================================================
Total current liabilities .........  $  46,438   $  20,274    $  18,608    $ 12,291    $   21,970    $      583    $   120,164
Long-term debt, net of
  current portion .................     91,822      15,554       24,313      98,401       584,776           -          814,866
Other noncurrent liabilities ......      5,120     (45,192)     (57,206)    (33,846)      226,702       (45,885)        49,693
Total common stockholder's
  equity (deficit) ................    156,297      85,441      145,334      17,790      (353,862)     (404,862)      (353,862)
                                     -------------------------------------------------------------------------------------------
Total liabilities and
  common stockholder's
  equity (deficit) ................  $ 299,677   $  76,077    $ 131,049    $ 94,636    $  479,586    $ (450,164)   $   630,861
                                     ===========================================================================================

                             HARRIS  CHEMICAL  NORTH  AMERICA,  INC.  AND  SUBSIDIARIES
                            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)
                                                     (Unaudited)


                                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                        For the Quarter Ended June 28, 1997
                                                   (in thousands)


                                         NACC         GSL        NAMSCO       Sifto       HCNA     Eliminations  Consolidated
                                     -----------------------------------------------------------------------------------------
Net sales .........................  $  50,427    $  13,507    $  21,668    $ 15,523   $      -      $ (7,926)    $   93,199
Cost of sales .....................     42,370       10,441       16,225      13,614          -        (6,643)        76,007
                                     -----------------------------------------------------------------------------------------
  Gross profit ....................      8,057        3,066        5,443       1,909          -        (1,283)        17,192
Selling, general and
  administrative expenses .........      4,471        1,744        5,804       3,361          127         -           15,507
                                     -----------------------------------------------------------------------------------------
  Operating income (loss) .........      3,586        1,322         (361)     (1,452)        (127)     (1,283)         1,685
Interest expense ..................     (4,609)         (68)        (160)     (2,414)     (16,409)        -          (23,660)
Other income (expense) ............      1,500        1,607       (1,669)        262       (3,553)      3,642          1,789
                                     -----------------------------------------------------------------------------------------
   Income (loss) before
   provision for income
   taxes ..........................        477        2,861      (2,190)      (3,604)     (20,089)      2,359        (20,186)
Provision (benefit) for
   income taxes ...................          9          481        (810)        (268)         156         491             59
                                     ----------------------------------------------------------------------------------------
   Net income (loss) ..............  $     468    $   2,380    $ (1,380)   $  (3,336)  $  (20,245)   $  1,868     $  (20,245)
                                     ========================================================================================


                                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                        For the Quarter Ended June 30, 1998
                                                   (in thousands)


                                         NACC         GSL        NAMSCO       Sifto        HCNA      Eliminations  Consolidated
                                     -------------------------------------------------------------------------------------------
Net sales .........................  $  44,235    $  20,450    $ 23,019     $ 16,758   $      -      $(11,094)    $   93,368
Cost of sales .....................     37,644       16,486      17,319       12,323          -        (8,692)        75,080
                                     ------------------------------------------------------------------------------------------
  Gross profit ....................      6,591        3,964       5,700        4,435          -        (2,402)        18,288
Selling, general and
   administrative expenses ........      3,041        1,162       3,307        3,068         (273)        -           10,305
                                     ------------------------------------------------------------------------------------------
   Operating income (loss) ........      3,550        2,802       2,393        1,367          273      (2,402)         7,983
Interest expense ..................     (3,429)         (94)       (452)      (2,374)     (17,936)        -          (24,285)
Other income (expense) ............      1,659        1,605      (1,390)      (1,232)      (6,093)      6,364            913
                                     ------------------------------------------------------------------------------------------
   Income (loss) before
   provision for income
   taxes ..........................      1,780        4,313         551       (2,239)     (23,756)      3,962        (15,389)
Provision (benefit) for
   income taxes ...................        600        1,841         190       (1,097)      (6,949)      6,833          1,418
                                     ------------------------------------------------------------------------------------------
   Net income (loss) ..............  $   1,180    $   2,472    $    361     $ (1,142)  $  (16,807)   $ (2,871)    $  (16,807)
                                     ==========================================================================================

                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                    (Unaudited)


                                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                        For the Quarter Ended June 28, 1997
                                                   (in thousands)


                                     NACC        GSL        NAMSCO       Sifto        HCNA    Eliminations  Consolidated
                                  ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities ....  $   11,594  $   9,456   $   (426)    $   (582)  $   (23,283) $      3,642  $     401
                                  ----------------------------------------------------------------------------------------
Cash flows from investing:
   Capital expenditures ........      (1,678)    (1,430)      (553)      (1,652)          -             -       (5,313)
   Capitalized interest ........         (60)       -          -            -             -             -          (60)
   Proceeds from sales .........           4        -          -              2           -             -            6
   Other .......................         -          -          -            -           3,633        (3,633)       -
                                  ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) investing activities ....      (1,734)    (1,430)      (553)      (1,650)        3,633        (3,633)    (5,367)
                                  ----------------------------------------------------------------------------------------
Cash flows from financing:
   Gross borrowings ............         -          -          -            -             -             -          -
   Gross repayments ............      (1,055)      (392)      (315)        (147)          -             -       (1,909)
   Other .......................      (8,805)    (7,634)     5,274       (3,214)       13,891            (9)      (497)
                                  ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities ....      (9,860)    (8,026)     4,959       (3,361)       13,891            (9)    (2,406)
                                  ----------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash .............         -          -          -             32           -             -           32
                                  ----------------------------------------------------------------------------------------
Net increase (decrease) in
   cash and cash equivalents ...         -          -        3,980       (5,561)       (5,759)          -       (7,340)
Cash and cash equivalents:
   Beginning of period .........         -          -       (3,980)       5,561        15,495           -       17,076
                                  ----------------------------------------------------------------------------------------
   End of period ...............  $      -    $     -     $    -       $    -     $     9,736  $        -    $   9,736
                                  ========================================================================================

                                HARRIS CHEMICAL NORTH AMERICA, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                    (Unaudited)


                                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                        For the Quarter Ended June 30, 1998
                                                   (in thousands)


                                        NACC        GSL        NAMSCO       Sifto       HCNA     Eliminations  Consolidated
                                    ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities ......  $   (4,227) $    12,462 $    1,475  $  (13,004) $   (23,468)  $     4,551  $    (22,211)
                                    ----------------------------------------------------------------------------------------
Cash flows from investing:
   Capital expenditures ..........      (3,653)      (1,032)    (1,104)     (1,492)         -             -          (7,281)
   Capitalized interest ..........         (33)         -          -           -            -             -             (33)
   Proceeds from sales ...........         -            -          -           -            -             -             -
   Other .........................         -            -          -           -          6,997        (6,997)             -
                                    ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) investing activities ......      (3,686)      (1,032)    (1,104)     (1,492)       6,997        (6,997)       (7,314)
                                    ----------------------------------------------------------------------------------------
Cash flows from financing:
   Gross borrowings ..............      21,401       14,011     24,189         -            -             -          59,601
   Gross repayments ..............      (2,398)         (14)    (6,129)     (3,428)        (224)          -         (12,193)
   Other .........................     (11,090)     (25,427)   (18,431)      1,795       35,018         2,446       (15,689)
                                    ----------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities ......       7,913      (11,430)      (371)     (1,633)      34,794         2,446        31,719
                                    ----------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash ...............         -            -          -           (46)         -             -             (46)
                                    ----------------------------------------------------------------------------------------
Net increase (decrease in
   cash and cash equivalents .....         -            -          -       (16,175)      18,323           -           2,148
Cash and cash equivalents:
   Beginning of period ...........         -            -          -        16,175        1,913           -          18,088
                                    ----------------------------------------------------------------------------------------
   End of period .................  $      -    $       -   $      -    $      -    $    20,236   $       -    $     20,236
                                    ========================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the Company's net sales by product line for the quarters ended June 30, 1998 (the "June Quarter 1998") and June 28, 1997 (the "June Quarter 1997").

                                           Net Sales by Product Line
                                                (in thousands)

                                                    Quarter Ended
                                          June 28, 1997         June 30, 1998
                                      ------------------      -----------------
Salt ...............................  $           31,021      $          31,311
Soda Products ......................              31,333                 26,553
Boron Chemicals ....................              16,109                 16,544
Specialty Potash Fertilizers .......              11,587                 16,956
Other ..............................               3,149                  2,004
                                      ------------------      -----------------
  Total ............................  $           93,199      $          93,368
                                      ==================      =================


Quarter Ended June 30, 1998 Compared With Quarter Ended June 28, 1997

     Net sales for the June Quarter 1998 were $93.4 million compared to $93.2 million for the June Quarter 1997.

     The $0.3 million increase in salt sales was the result of $0.8 million higher general trade segment net sales in the June Quarter 1998 as compared to the June Quarter 1997 partially offset by $0.5 million lower highway/chemical salt segment net sales in the June Quarter 1998 as compared to the June Quarter 1997. The general trade segment net sales increase was the result of favorable pricing. The highway/chemical segment net sales decrease was related to a decrease in sales volumes in the June Quarter 1998 as compared to the June Quarter 1997.

     The $4.8 million decrease in net sales from soda products (soda ash, sodium sulfate and sodium bicarbonate) in the June Quarter 1998 when compared to the prior year period was due to decreases in the sales of soda ash and sodium sulfate while sodium bicarbonate sales increased slightly. Sales volumes decreased by approximately 12% and 49% for soda ash and sodium sulfate, respectively, as a result of lower ANSAC volumes and timing of export sales. The average net sales price for soda ash was flat; however, the average net sales price for sodium sulfate was approximately 12% higher than the June Quarter 1997. Sodium bicarbonate sales volumes increased by approximately 21% while the average net sales price was approximately 9% lower than the average net sales price in the June Quarter 1997.

     The $0.4 million increase in net sales from boron chemicals is due to a 12% increase in sales volumes during the June Quarter 1998 when compared to the prior year period. This volume increase was largely offset by a 9% decrease in the average net sales price of boron chemicals. A change in the product mix has negatively impacted the average net sales price of boron chemicals.

     The $5.4 million, or 46%, increase in net sales from specialty potash fertilizers in the June Quarter 1998 when compared to the prior year period was primarily due to 55% higher domestic sales volumes.

     Cost of sales in the June Quarter 1998 and June Quarter 1997 was 80.4% and 81.6% of sales, respectively. The improvement in gross margin percentage from the prior year is primarily attributable to lower freight and operating costs for the salt businesses.

     Selling, general and administrative expenses decreased $5.2 million, or 34%, in the June Quarter 1998 as compared to the June Quarter 1997. The decline is the result of lower corporate expenses due to the closing of the New York office as a result of the merger with IMC (see Note 2) and reduced personnel costs.

     Interest expense was $0.6 million higher in the June Quarter 1998 as compared to the prior year period. The increase is the result of a higher revolver balance in the June Quarter 1998 partially offset by the elimination of higher cost interest and accreted interest on the North American Terminals, Inc. debt which was retired in January 1998.

     An exchange loss of $1.0 million was recorded in the June Quarter 1998, primarily relating to the translation of United States dollar-denominated debt of Sifto into Canadian dollars, compared to a $0.3 million gain in the June Quarter 1997. No other significant exchange gains or losses were recorded during the period.

     Other income principally consists of ground lease and maintenance income and interest income. Other income was $0.4 million higher in the June Quarter 1998 than in the June Quarter 1997 due to higher interest income resulting from higher cash and cash equivalent balances.

     A  provision  for income  taxes of $1.4  million  was  recorded in the June
Quarter 1998, $1.3 million more than in the June Quarter 1997, primarily relating to state income taxes, and Sifto's Canadian income tax and Ontario mining tax.

Liquidity, Capital Resources and Financial Condition

Seasonality and Cash Flows

     The Company's combined accounts receivable and inventory levels have varied by as much as $60.0 million during a year. Generally, during the September quarter and the December quarter highway deicing salt inventories are increased in preparation for the winter season. The harvesting of the solar ponds at the Ogden facility also takes place in the December quarter adding to the specialty potash fertilizer inventory levels. Inventories then decline in the March quarter. Accounts receivable increase during the December quarter and the March quarter as highway salt sales and specialty potash fertilizer sales peak during this period. Cash requirements rapidly decline near the end of the March quarter and the early part of the June quarter as accounts receivable are converted into cash. Sales of soda products and boron chemicals are, by comparison, not as cyclical.

     June Quarter 1998 operating activities utilized $22.2 million in net cash compared to the June Quarter 1997 which provided $0.4 million in net cash. A heavier buildup of inventories in the June Quarter 1998 versus the June Quarter 1997 used $7.2 million more cash. Collections from accounts receivable in the June Quarter 1998 versus the June Quarter 1997 were $17.4 million lower due to lower sales in the March 1998 quarter when compared to the March 1997 quarter. Accounts payable and accrued expenses used $3.8 million more cash in the June Quarter 1998 than in the June Quarter 1997 due to the timing of payments.

     June Quarter 1998 investing activities used $7.3 million of cash compared to a use of $5.4 million in the June Quarter 1997. The increase is the result of higher capital expenditures.

     June Quarter 1998 financing activities provided cash of $31.7 million compared to the June Quarter 1997 which used $2.4 million of cash. Net revolver borrowings in the June Quarter 1998 of $52.3 million exceeded no revolver borrowings in the June Quarter 1997. Additionally, several financing activities in the June Quarter 1998 are related to the Merger with IMC (see Note 2). First, capital contributions from IMC of $18.4 million were received in the June Quarter 1998. Additionally, $35.4 million was paid during the June Quarter 1998 related to costs associated with the Merger. Finally, $3.2 million of the Notes were redeemed in the June Quarter 1998 pursuant to the Offer to Purchase (see
Note 5).

     In 1993, Harris issued $250 million of 10.25% Senior Secured Discount Notes due July 15, 2001 (the "Discount Notes"), $335 million of 10.75% Senior Subordinated Notes due October 15, 2003 (the "Senior Subordinated Notes") and Sifto issued $100 million of 8.5% Senior Secured Notes due July 15, 2000 (the "Sifto Notes"). The Discount Notes, the Senior Subordinated Notes and the Sifto Notes are collectively referred to herein as the "Notes." The Notes require that Harris or Sifto, as applicable, offer to purchase all of the outstanding Notes for 101% of their principal amount plus accrued interest ("Offer to Purchase") within 60 days following a change of control of Harris or HCG. The consummation of the Merger (see Note 2) on April 1, 1998, resulted in a change of control transaction, as defined by the Indentures, pursuant to which the Notes were issued. Each of Harris and Sifto issued an Offer to Purchase that expired on June 29, 1998 and approximately $3.2 million of the Notes were repurchased.

     As of June 30, 1998, the majority of the current portion of long-term debt is comprised of the current portion of capital leases. As of June 30, 1998, the Company had $20.2 million of cash. The Company's new parent, IMC (see Note 2), is currently evaluating the debt structure of Harris and is considering various options available to it. The Company believes that cash generated from operations along with any necessary capital contributions from IMC will be adequate to meet the Company's anticipated working capital needs during the next twelve months.

Seasonality and Quarterly Financial Data (Unaudited)

     The Company experiences a substantial amount of seasonality in sales of its various products. The result of this seasonality is that net sales and operating income are generally higher in the December quarter and March quarter and lower in the June quarter and September quarter of each year.

     Sales of highway deicing salt in particular, are seasonal in nature, varying with the winter conditions in areas where the product is used. Following industry practice, the Company and its customers stockpile sufficient quantities of ice control salt from April through December to meet estimated requirements for the winter season. Soda ash sales to the glass container industry tend to be somewhat seasonal due to stronger summer demand for beverages packaged in glass bottles. Most of the Company's specialty potash fertilizer sales are made between December and March in order to meet the spring planting season requirements.

     The table below reflects the seasonality of the Company's business by quarter.




                                     June        September       December       March            June
                                     1997          1997            1997          1998            1998
                                  ---------      ---------       ---------    ---------       ---------
                                                               (in thousands)
Operating Data:
   Net sales .................... $ 93,199       $ 94,907        $146,214     $159,833        $ 93,368
   Gross profit .................   17,192         22,923          50,254       53,638          18,288
   Operating income .............    1,685          9,672          36,238       40,742           7,983
   Interest expense .............   23,660         24,109          24,456       23,123          24,285
   Net income (loss) ............  (20,245)       (13,557)          8,230       14,255         (16,807)
Sales by Product:
   Salt .........................   31,021         33,965          73,737       77,720          31,311
   Soda products ................   31,333         30,200          34,430       30,378          26,553
   Boron chemicals ..............   16,109         17,505          17,313       17,362          16,544
   Specialty potash fertilizers .   11,587         10,053          16,086       31,046          16,956
   Other ........................    3,149          3,184           4,648        3,327           2,004


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

                                    Harris Chemical North America, Inc.
                                    (Registrant)

August 14, 1998                     /s/ J. Bradford James
                                    -----------------------------
                                        J. Bradford James
                                          Vice President
                                    (Principal Financial and Accounting Officer)